Form 10QSB
period 2000-06-30
KUSHI NATURAL FOODS CORP
filed 2000-08-03
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:

          Commission file number 000-30115

                            KUSHI NATURAL FOODS CORP.
       (Exact name of Small Business Issuer as specified in its charter.)

        DELAWARE                                               13-3912047
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                      c/o Madison Venture Capital II, Inc.,
                 150 East 58th Street, New York, New York 10022
          (Address of principal executive offices, including zip code.)

                                 (212) 583-1363
                (Issuer's telephone number, including area code.)


        ----------------------------------------------------------------
                 (Former Address, if changed since last report.)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]            NO [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock par value per share, at July 28, 2000 was 10,588,718 shares.

                                     Part I
                              Financial Information

Item 1. Financial Statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

ASSETS

Current Assets:

  Cash and Cash Equivalents                                             $43,076
                                                                      ---------

Total Assets                                                            $43,076
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                                      $18,932

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    authorized, none issued and outstanding                $    --
  Common Stock, $.0001 par value; 35,000,000 shares
    authorized, 10,588,718 shares issued and outstanding       1,059
  Additional Paid-In Capital                                 213,494
  Deficit Accumulated in the Development Stage              (190,409)
                                                           ---------

            Total Stockholders' Equity                                   24,144
                                                                      ---------

Total Liabilities and Stockholders' Equity                              $43,076
                                                                      =========



The accompanying notes are an integral part of the financial statements.

                                                      KUSHI NATURAL FOODS CORP.
                                                  (A Development Stage Enterprise)
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           From
                                                                                                                      August 1, 1996
                                                         Six Months Ended                Three Months Ended             (Inception)
                                                   -----------------------------     -----------------------------     -------------
                                                             June 30,                          June 30,                 To June 30,
                                                   -----------------------------     -----------------------------     -------------
                                                       2000             1999             2000             1999             2000
                                                   ------------     ------------     ------------     ------------     ------------
Revenues                                           $       --       $       --       $       --       $       --       $       --

Costs and Expenses:
  Selling, General and Administrative
    Expenses                                              3,316            1,500            1,600              750           50,497
                                                   ------------     ------------     ------------     ------------     ------------

Loss from Operations                                     (3,316)          (1,500)          (1,600)            (750)         (50,497)

Other Income:
  Interest Income                                           461              382              222              108            1,373
                                                   ------------     ------------     ------------     ------------     ------------

Loss from Continuing Operations                          (2,855)          (1,118)          (1,378)            (642)         (49,124)
                                                   ------------     ------------     ------------     ------------     ------------

Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                          --               --               --               --            (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                             --               --               --               --            (42,142)
                                                   ------------     ------------     ------------     ------------     ------------
                                                           --               --               --               --           (141,285)
                                                   ------------     ------------     ------------     ------------     ------------

Net Loss                                                $(2,855)         $(1,118)         $(1,378)           $(642)       $(190,409)
                                                   ============     ============     ============     ============     ============

Earnings Per Common Share - Basic

Weighted Average Common Shares
  Outstanding                                        10,588,718        8,603,718       10,588,718        8,603,718
                                                   ============     ============     ============     ============

Net Loss Per Common Share - Basic                         $(.00)           $(.00)           $(.00)           $(.00)
                                                   ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative From
                                                                                          August 1, 1996
                                                                  Six Months Ended         (Inception)
                                                                      June 30,              To June 30,
                                                              ------------------------      ---------
                                                                 2000           1999           2000
                                                              ---------      ---------      ---------
Cash Flows from Operating Activities:
  Net Loss                                                      $(2,855)       $(1,118)     $(190,409)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                               --             --            3,970
  Loss from Operations of Discontinued Joint Venture               --             --           99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                       --             --           42,142
  Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts Payable                     (6,701)        (1,000)        18,932
                                                              ---------      ---------      ---------
Net Cash (Used) by Operating Activities                          (9,556)        (2,118)       (26,222)
                                                              ---------      ---------      ---------
Cash Flows from Investing Activities:
  Investment in Joint Venture                                      --             --          (47,854)
  Cash Acquired Pursuant to Spin-Off                               --             --          115,167
                                                              ---------      ---------      ---------

Net Cash Provided by Investing Activities                          --             --           67,313
                                                              ---------      ---------      ---------

Cash Flows from Financing Activities:

  Proceeds of Stock Subscriptions Receivable                      1,985           --            1,985
                                                              ---------      ---------      ---------
Net Cash Provided by Financing Activities                         1,985           --            1,985
                                                              ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents                 (7,571)        (2,118)        43,076
Cash and Cash Equivalents - Beginning                            50,647         60,792           --
                                                              ---------      ---------      ---------
Cash and Cash Equivalents - Ending                              $43,076        $58,674        $43,076
                                                              =========      =========      =========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                  $    --        $    --        $    --
                                                              =========      =========      =========
  Cash Paid for Interest                                      $    --        $    --        $    --
                                                              =========      =========      =========
Non-Cash Investing and Financing Activities:
  Contributed Capital by Former Officers Pursuant
    to Debt Cancellation                                      $    --        $    --          $78,250
                                                              =========      =========      =========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.                $    --        $    --         $130,348
                                                              =========      =========      =========
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                              $    --        $    --           $1,985
                                                              =========      =========      =========



The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through June 30, 2000.

     The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the three month and periods ended June 30, 1999 and 2000, were $ 642 and $1,378, respectively. The increase in the net loss resulted from an increase in Selling, General and Administrative Expense (SG&A) from $750 to $1,600, which increase in expense was only partly offset by the Company's increased interest income ($222 in 2000 vs. $108 in 1999). The increase in SG&A reflects expenses incident to the Company's becoming a company required to file reports under the Exchange Act of 1934. The increase in interest income reflects increased interest rates paid on the Company's cash accounts. Net loss increased during the six month period ended June 30, 2000 over the net loss for the six month period ended June 30, 1999 for the same reasons.


Liquidity and Capital Resources.

     On June 30, 2000, the Company had $43,076 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

                                    PART II.
                                OTHER INFORMATION

     Item 1. Legal Proceedings.

     There are no material legal proceedings commenced or maintained by, or against, the Company.

     Item 2. Changes in Securities.

     None

     Item 3. Defaults Upon Senior Securities.

     The Company has no debt securities outstanding.

     Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted for a vote of the security holders during the period covered by this report.

     Item 5. Other Information.

     None

     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KUSHI NATURAL FOODS CORP.




Dated: New York, New York             By: /s/ Dr. Eugene Stricker
                                          -----------------------------------
July 31, 2000                         Dr. Eugene Stricker,
                                          President and Principal Executive and
                                          Financial Officer





                                      By: /s/ Daniel A. France
                                          -----------------------------------
                                          Daniel A. France, Treasurer and
                                          Principal Accounting Officer