Form 10KSB
period 2000-12-31
KUSHI NATURAL FOODS CORP
filed 2001-03-30
CIK 1104040

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

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

                                 (212) 583-1363
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                      -------------------
                None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $.0001
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the lack of average bid and asked prices of such stock on March 28, 2000 was $0.00.

The number of shares outstanding of the issuer's common stock as of March 28, 2000 was 10,588,718.

Transitional Small Business Disclosure Format (check one):   Yes [_]   No [X]

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSZB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY KUSHI NATURAL FOODS CORP. (HEREINAFTER REFERRED TO AS "KUSHI AND/OR THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF KUSHI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY
DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THIS FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS

1. Control by Principal Shareholders, Officers and Directors.

     The Company's principal shareholders, officers and directors will beneficially own approximately ninety percent (90%) of the Company's Common Stock. As a result, such persons may have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Principal Stockholders."

2. Conflicts of Interest.

     None of the Company's management is engaged by the Company on a full time basis. In addition, both Dr. Eugene Stricker and Mark Schindler are engaged in the venture capital business through entities other than the Company. Accordingly, certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

3. Possible Need for Additional Financing.

     The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

4. Regulation of Penny Stocks.

     The Company's securities, if and when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

5. No Operating History.

     The Company was formed in August of 1996 in connection with the merger of Kushi Macrobiotics Corp. and American Phoenix Group, Inc. Pursuant to the terms of the merger agreement between Kushi Macrobiotics Corp. and American Phoenix Group, Inc., the Company's shares were spun off to the Kushi Macrobiotics Corp. holders on a three for one basis and all of Kushi Macrobiotics Corp.'s assets related to its Kushi Cuisine business and approximately $115,000 in cash were transferred to the Company. The Company entered into a joint venture to continue to promote the Kushi Cuisine business, but the joint venture failed and the Company lost its investment therein of approximately $48,000. The Company was inactive for several years and is now registering its common stock under the 1934 Act in order to better pursue its purpose of acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash transferred to the Company at the time of its formation (of which approximately $50,000 remains on hand). The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

6. No Assurance of Success or Profitability.

     There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

7. Reporting Requirements May Delay Or Preclude Acquisition.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

8. Lack of Market Research or Marketing Organization.

     The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9. Possible Business - Not Identified and Highly Risky.

     The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into except in a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

10. Type of Business Acquired.

     The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded reporting company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

11. Impracticability of Exhaustive Investigation.

     The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

12. Lack of Diversification.

     Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

13. Possible Reliance upon Unaudited Financial Statements.

     The Company generally will require audited financial statements from companies that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities. Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., the Over the Counter Bulletin Board, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

14. Other Regulation.

     An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

15. Dependence upon Management; Limited Participation of Management.

     The Company currently has four individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the sole officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, since only four individuals are serving as the officers and directors of the Company, it will be entirely dependent upon their experience in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's three officers and directors.

16. Lack of Continuity in Management.

     The Company does not have an employment agreement with any of its officers and directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

17. Indemnification of Officers and Directors.

     The Company's Articles of Incorporation and applicable Delaware Law provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

18. Director's Liability Limited.

     The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

19. Dependence upon Outside Advisors.

     To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers and directors without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

20. Leveraged Transactions.

     There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

21.  Competition.

     The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested. In addition, some acquisition candidates may negatively regard the transaction in which the Company was formed as no registration statement under the Securities Act of 1933, as amended, was filed at that time.

22. No Foreseeable Dividends.

     The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

23. Loss of Control by Present Management and Stockholders.

     The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's officers could sell their control block of stock at a premium price to the acquired company's stockholders.

24. No Public Market Exists.

     There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

25. Rule 144 Sales.

     All of the outstanding shares of Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

     As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there will be no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total 10,588,718 shares of common stock held by present stockholders of the Company, 8,603,718 shares which were issued more than three years ago and are presently available for resales under Rule 144, and the remaining 1,985,000 became available for resale starting in December 2000. Management is aware that recent interpretations by the Securities and Exchange Commission's Staff cast doubt as to whether Rule 144 will be available for the resale of those 1,985,000 shares.

26. Blue Sky Considerations.

     Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

                                     PART I

ITEM 1. BUSINESS
ITEM I. DESCRIPTION OF BUSINESS.

General

     The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. See. "Notes to Financial Statements- Note 4." To the best of the Company's knowledge, the Company's shares have never traded, nor have any such shares been transferred from their original holders except by the laws of descent and distribution.

     The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker- dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker- dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     As part of its business plan, this Company is filing this registration statement on Form 10-SB on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of the Securities Exchange Act of 1934.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's officers and directors have previously been in discussions involving a possible merger between an established company and a shell entity, and have a number of contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of several companies concerning the general possibility of a merger or acquisition by a shell company. However, none of these preliminary contacts or discussions have developed into a possible merger or acquisition transaction with the Company.

     It is anticipated that the Company's officers and directors may in the future contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. In connection with any transaction which may occur, the Company may be required to pay finders fees in stock, cash or a combination thereof. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange (See "Investigation and Selection of Business
Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Delaware law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

         The Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.   The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9.   The  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There will be no loan agreements or understandings between the Company and third parties, nor does the Company intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction. It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition. The Company's officers have accepted common stock for services rendered for consulting, organizing the corporation, seeking merger candidates and evaluating these candidates. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company currently maintains a mailing address at 150 East 58th Street - 24th Floor, New York, New York 10022, which is the office address of Madison Venture Capital II, Inc., a company owned by Messrs. Stricker and Schindler. The Company's telephone number is (212) 583-1363 which is the telephone number of Madison Venture Capital II, Inc. which is used without expense to the Company. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address and facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     No public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 200 holders of record of the Company's common stock on December 31, 1999. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

     The Company does not plan to take affirmative steps to request or encourage any broker-dealer to act as a market maker for the Company's securities. There are to date no understandings, agreements or discussions in place with any such broker-dealer. Although management has set forth disclosure throughout this registration statement indicating it would consider the public "trading" of its securities if such activity was in the best interests of its shareholders, it presently has no plans to do so.

     The Company has never declared dividends or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION

Plan of Operations

     Kushi intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Kushi has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to Kushi's present stockholders.

     The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company intends to become subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Liquidity and Capital Resources

     The Company has on hand approximately $42,000 which represents the net remaining of the $115,000 cash that it received in the spin off. Such assets are maintained in a checking account and a money market account and earn nominal interest. In the opinion of Management, these assets should be sufficient to enable the Company to effect this registration under the Exchange Act and file periodic reports until such time as it is able to locate an acquisition partner and complete its business plan.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Costs of operations consisted of $4,319 in Selling, General and
Administrative expense which was primarily related professional fees and EDGARizer's charges to complying with the reporting requirements under the Exchange Act of 1934, as amended.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of more than two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board ("FASB"), under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates.

     Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Federal Income Tax Aspects of Investment in the Company

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

     The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

Dividends on Common Stock

     Distributions made by the Company with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of the Company's current or accumulated earnings and profits ("earnings and profits"), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder's allocable share of the Company's earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder's adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder's adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder's holding period for the Common Stock is more than one year.

     The availability of earnings and profits in future years will depend on future profits and losses which cannot be accurately predicted. Thus, there can be no assurance that all or any portion of a distribution on the Common Stock will be characterized as a dividend for general income tax purposes. Corporate shareholders will not be entitled to claim the dividends received deduction with respect to distributions that do not qualify as dividends. See the discussion regarding the dividends received deduction below.

Redemption of Common Stock

     The Company does not have the right to redeem any Common Stock. However, any redemption of Common Stock, with the consent of the holder, will be a taxable event to the redeemed holder.

     The Company does not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder's tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, the Company, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.

Other Disposition of the Common Stock

     Upon the sale or exchange of shares of Common Stock, to or with a person other than the Company, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder's adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

State, Local and Foreign Taxes

     In addition to the federal income tax consequences described above, prospective investors should consider potential state, local and foreign tax consequences of an investment in the Common Stock.

ERISA Considerations for Tax-Exempt Investors/Shareholders

General Fiduciary Requirements

     Title I of ERISA includes provisions governing the responsibility of fiduciaries to their Qualified Plans. Qualified Plans must be administered according to these rules. Keogh plans that cover only partners of a partnership or self-employed owners of a business are not subject to the fiduciary duty rules of ERISA, but are subject to the prohibited transaction rules of the Code.

     Under ERISA, any person who exercises any authority or control respecting the management or disposition of the assets of a Qualified Plan is considered to be a fiduciary of such Qualified Plan (subject to certain exceptions not here relevant).

     ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to "discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and
(D) in accordance with the documents and instruments governing the plan." Fiduciaries who breach the duties that ERISA imposes may suffer a wide variety of legal and equitable remedies, including (i) the requirement to restore qualified plan losses and to pay over any fiduciary's profits to the qualified plan; (ii) removal as fiduciary of the qualified plan; and (iii) liability for excise taxes that Section 4975 of the Code imposes


ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age         Positions Held and Tenure

Dr. Eugene Stricker          66         President and a Director since inception

Mark Schindler               79         Vice President, Secretary and a Director
                                                            since inception

Daniel A. France             52         Treasurer a Director since February 1999

Frank J. Hariton             52         Assistant Secretary since December 1999

     The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The sole directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

     Dr. Eugene Stricker was elected a Director upon the organization of the Company and has served the Company as President and Director since inception. He has been a partner with Mr. Schindler in Madison Venture Capital II, Inc., a venture capital firm, for more than the past five years. From 1968 until 1991, he held various administrative positions within the New York State Department of Health, including serving as special assistant to the Commissioner. Dr. Stricker is a graduate of the University of Maryland, received his Doctor of Dentistry from Howard University, Washington, D.C., and received a Masters in Public Health from the University of Michigan at Ann Arbor. He was a Director of Servtex International, Inc. from September 1991 until its merger with Hymedix, Inc. (HYMX:OTCBB) in February 1994. From December 1991 to November 1994 he was a Director of Natural Child Care, Inc. which merged into Winners All International, Inc. in September 1992 and which later became Erecotes
Industries,  Inc.  (UREC:OTCBB).  In July 1993,  he became a  Director  of Light
Savers USA, Inc. and served until February 1995 when that company was merged into Hospitality World Wide, Inc. (HWS:AMEX) which later became Hotel Works.com. Dr. Stricker was a Director and Secretary of Kushi Macrobiotics Corp ("KMC") from May 1994 to October 1996 when it merged with American Phoenix Group, Inc. ("APGI") which later merged with Tal Wireless Networks, Inc. (TALW:OTCBB) .

     Mark Schindler has been a Director, Vice President and Secretary of the Company since inception. He has been a partner with Dr. Stricker in Madison Venture Capital II, Inc., a venture capital firm, for more than the past five years. He was the owner, until 1984, of his own business engaged in electronics distribution. Mr. Schindler was a founder of Astrex, Inc. and its Chairman from September 1960 to August 1984. While he remains a Director of that entity, he devotes no time to it other than attending Board Meetings. He was a Director of Servtex International, Inc. from September 1991 until its merger with Hymedix, Inc. (HYMX: OTCBB) in February 1994. From December 1991 to November 1994 he was a Director of Natural Child Care, Inc. which merged into Winners All International, Inc. in September 1992 and which later became Erecotes
Industries,  Inc.  (UREC:OTCBB).  In July 1993,  he became a  Director  of Light
Savers USA, Inc. and served until February 1995 when that company was merged into Hospitality World Wide, Inc. (HWS:AMEX) which became Hotel Works.com. Mr. Schindler was a Director and Treasurer of KMC from May 1994 to October 1996 when it merged with APGI which later merged with Tal Wireless Networks, Inc. (TALW:OTCBB) .

     Daniel A. France, was a co-founder of KMC and became Vice President/Finance and Chief Financial Officer of KMC on July 6, 1994 and Assistant Secretary on December 15, 1994. Mr. France was the Chief Financial Officer of Natural Child Care, Inc. from May 1992 until September 1993. Following its merger with Winners All International, Inc. ("WAI"), he maintained the accounting records of WAI and Light Savers USA, Inc. until December 1994 when he resigned from both to devote full time to KMC. Mr. France served as KMC's Vice President/Finance and Chief Financial Officer from July 1994 until shortly after KMC's merger with APGI in September 1996. Since such time Mr. France has be self employed as a financial and business consultant. Mr. France was elected treasurer and a director of the Company in February 1999. Mr. France is a CPA.

     Frank J. Hariton is an attorney in private practice with offices in White Plains, New York and New York City. He has been engaged in the private practice of law for more than the last five years. He received a B.A. in 1971 and a J.D. in 1974 from Case Western Reserve University. He is also assistant secretary of Vitafort International Corporation (VRFT:OTCBB), a company engaged in developing, marketing and distributing snack foods and low fat and fat free snacks.


Indemnification of Officers and Directors

     Article Seventh of the Company's Certificate of Incorporation provides for indemnification of the Company's officers and directors to the fullest extent permitted under the General Corporation Law of the State of Delaware ("DGCL").

     SECTION 145 of the DGCL, as amended, applies to the Company and the relevant portion of the DGCL provides as follows:

                  145. Indemnification of Officers, Directors, Employees and Agents; Insurance.

                           (a) A corporation may indemnify any person who was or
                  is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys'
                  fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

                           (b) A corporation may indemnify any person who was or
                  is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

                           (c) To the extent that a director,  officer, employee
                  or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

                           (d) Any indemnification under subsections (a) and (b)
                  of this section (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b) of this section. Such determination shall be made (1) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

                           (e) Expenses (including  attorneys' fees) incurred by
                  an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys' fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

                           (f) The  indemnification  and advancement of expenses
                  provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

                           (g) A  corporation  shall have power to purchase  and
                  maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under this section.

                           (h) For purposes of this section,  references to "the
                  corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officer and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

                           (i) For purpose of this section, references to "other
                  enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this section.

                           (j) The  indemnification  and advancement of expenses
                  provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Conflicts of Interest

     The officers and directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month, except at times when a business combination may be imminent. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Messrs Stricker and Schindler will devote most of their time to the affairs of Madison Venture Capital II, Inc., and this may result in conflicts with the Company. In addition, in the future, one or more members of management may become involved in the management of other "blank check" companies. Messrs. Schindler and Stricker, or Madison Venture Capital II, Inc. may receive consulting fees for investment banking or business consulting services which they may offer to a party to a business combination with the Company. While, Messrs. Stricker and Schindler believe that any such fees will be consistent with fees that they or Madison Venture Capital II, Inc. may charge to entities in similar circumstances, the presence of such fees may impact upon the number of shares received by the Company's shareholders in the business combination.

     There is no procedure in place which would allow the Company's management to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

ITEM 10: EXECUTIVE COMPENSATION.

     No officer or director has received any remuneration from the Company during the year ended December 31, 2000. The Company's officers and directors purchased the Company's stock in the December 1999 Private Placement. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Also, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. Please also see "Item I, Description of Business-General" for information regarding the seeking out and selection of a target company, addressing matters such as the manner of solicitation of potential investors, the approximate number of persons who will be contacted or solicited, their relationships to the Company's management, etc.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth as of December 31, 2000, information with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each director and
executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                                     NUMBER                      PERCENTAGE
         NAME                                        OF SHARES                   OF CLASS
         ----                                        ---------                   ----------

         Dr. Eugene Stricker                          1,052,127 (1)                   9.9%

         Mark Schindler                                 827,695 (2)                   7.8%

         Daniel A. France                               253,113                       2.4%

         Frank J. Hariton                               162,000                       1.5%

         All officers and
         directors as a group (4 persons)             2,294,935 (1) (2)              21.7%

(1) Does not include 70,044 shares owned by the Eugene Stricker Irrevocable Trust. Dr. Stricker disclaims beneficial ownership of such shares.

(2) Does not includes: (i) 140,088 shares owned by the Mark Schindler Irrevocable Trust; and (ii) 140,088 shares owned by Mr. Schindler's fiance, Ms. Barbara Serota. Mr. Schindler disclaims beneficial ownership of these shares. Includes 565,000 shares owned by The SBS Limited Partnership, a limited partnership where Mr. Schindler is the general partner.

     Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

     Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid initiating certain transactions with prospective acquisition or merger candidates through the issuance of preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     The Company was formed in August, 1996 . Each of the then shareholders of KMC received three shares of the Company's common stock for each share of KMC that they owned in connection with the spin off of the Company by KMC. See. Item
1. Description of Business - General. Included in such shareholders were the then officers and directors of KMC.

     During December 1999, the Company sold 1,985,000 shares of its common stock to eleven investors in a private placement for $1,985 or $.001 per share. Among the Purchasers in such private placement were: Dr. Eugene Stricker, an officer and director of the Company, who purchased 580,000 shares for $580; The SBS Limited Partnership, a New York limited partnership of which Mark Schindler, an officer and director of the Company is the general partner, purchased 565,000 shares for $565; Daniel A. France, on officer and director of the Company, purchased 78,000 shares for $78; and Frank J. Hariton, an officer of the Company, purchased 162,000 shares for $162. The purchase was at par value and therefor below book value.

                                     PART IV

ITEM 13:          EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)      Exhibits:

3(a)     Articles of Incorporation*

3(b)     Bylaws*

4(b)     Specimen Stock Certificate*

10.1 Spin - Off Agreement, dated September 19, 1996, between the Registrant and Kushi Macrobiotics Corp.*

10.2. Amended and Restated Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and the Registrant, dated August 12, 1996*

21       Subsidiaries of the Registrant - None

* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10-SB.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

KUSHI NATURAL FOODS CORP.


By:          /s/ Dr. Eugene Stricker
     --------------------------------------------------
         Dr. Eugene Stricker, President

NEW YORK, NEW YORK
DATE:  March 28,  2001


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title(s)                                    Date
----                                        --------                                    ----

       /s/  Dr.Eugene Stricker              Director and President                      March 28, 2001
------------------------------------
         Dr. Eugene Stricker                (Principal Executive
                                            and Finanacial Officer)

       /s/  Mark Schindler                  Director                                    March 28, 2001
------------------------------------
         Mark Schindler

        /s/ Daniel A. France                Director and Treasurer                      March 28, 2001
------------------------------------        (Principal Accounting Officer)
         Daniel A. France


       /s/ Frank J. Hariton                 Director                                    March 28, 2001
----------------------------------
         Frank J. Hariton

                          INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements                                 F-1

Report of Independent Auditors                                F-2

Balance Sheet - December 31, 2000                             F-3

Statements of Operations - December 31, 2000                  F-4

Statement of Changes in Stockholders'
         Equity - December 31, 2000                           F-5

Statements of Cash Flows - December 31, 2000                  F-6

Notes to Financial Statements -
         December 31, 2000                                    F-7 to F-9

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Kushi Natural Foods Corp.

We have audited the accompanying balance sheet of Kushi Natural Foods Corp. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000, and for the period August 1, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kushi Natural Foods Corp. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, and for the period August 1, 1996 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.



                                               WOLINETZ LAFAZAN & COMPANY , P.C.


Rockville Centre, New York
February 20, 2001

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current Assets:

  Cash and Cash Equivalents                                            $  41,914
                                                                       ---------

Total Assets                                                           $  41,914
                                                                       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                                     $  18,319

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                $     --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding       1,059
  Additional Paid-In Capital                                 213,494
  Deficit Accumulated in the Development Stage              (190,958)
                                                           ----------

         Total Stockholders' Equity                                       23,595
                                                                       ---------

Total Liabilities and Stockholders' Equity                             $  41,914
                                                                       =========



The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                                                       Cumulative
                                                                                                                          From
                                                                                                                     August 1, 1996
                                                                                Year Ended                             (Inception)
                                                                                December 31,                         To December 31,
                                                                                  2000                  1999              2000
                                                                              -----------------------------------------------------
Revenues                                                                       $       --            $      --          $    --

Costs and Expenses:
  Selling, General and Administrative Expenses                                        4,319                5,160           51,500
                                                                               ------------          -----------        ---------

Loss from Operations                                                                 (4,319)              (5,160)         (51,500)

Other Income:
  Interest Income                                                                       915                  912            1,827
                                                                               ------------          -----------        ---------

Loss from Continuing Operations                                                      (3,404)              (4,248)         (49,673)
                                                                               ------------          -----------        ---------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture                                   --                   --            (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                                                      --                   --            (42,142)
                                                                               ------------          -----------        ---------
                                                                                       --                   --           (141,285)
                                                                               ------------          -----------        ---------

Net Loss                                                                       $     (3,404)         $    (4,248)       $(190,958)
                                                                               ============          ===========        =========

Earnings Per Common Share - Basic

Weighted Average Common Shares Outstanding                                       10,588,718            8,652,663
                                                                               =============         ===========

Net Loss Per Common Share - Basic                                              $       (.00)         $      (.00)
                                                                               =============         ===========



The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2000

                                                                                            Deficit
                                                                                          Accumulated
                                                                        Additional          In The
                                           Preferred        Common        Paid-In         Development
                                             Stock           Stock        Capital            Stage              Total
                                           ---------       ---------      ---------        ---------          ---------

Balance at August 1, 1996                  $    --         $    --        $    --          $    --            $    --

Issuance of 8,603,718 Shares of
  Common Stock as Consideration
  for the Net Assets of Kushi
  Macrobiotics Corp.                            --               860        129,488             --              130,348

Contributed Capital by Officers
  Pursuant to Debt Cancellation                 --              --           78,250             --               78,250

Net Loss for the Period Ended
  December 31, 1996                             --              --             --            (41,190)           (41,190)
                                           ---------       ---------      ---------        ---------          ---------

Balance at December 31, 1996                    --               860        207,738          (41,190)           167,408

Net Loss for the Year Ended
  December 31, 1997                             --              --             --           (112,116)          (112,116)
                                           ---------       ---------      ---------        ---------          ---------

Balance at December 31, 1997                    --               860        207,738         (153,306)            55,292

Net Loss for the Year Ended
  December 31, 1998                             --              --             --            (30,000)           (30,000)
                                           ---------       ---------      ---------        ---------          ---------

Balance at December 31, 1998                    --               860        207,738         (183,306)            25,292

Sale of 1,985,000 Shares of
  Common Stock                                  --               199          5,756             --                5,955

Net Loss for the Year Ended
  December 31, 1999                             --              --             --             (4,248)            (4,248)
                                           ---------       ---------      ---------        ---------          ---------

Balance at December 31, 1999                    --             1,059        213,494         (187,554)            26,999

Net Loss for the Year Ended
  December 31, 2000                             --              --             --             (3,404)            (3,404)
                                           ---------       ---------      ---------        ---------          ---------

Balance at December 31, 2000               $    --         $   1,059      $ 213,494        $(190,958)         $  23,595
                                           =========       =========      =========        =========          =========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative
                                                                                                                  From
                                                                                                            August 1, 1996
                                                                                 Year Ended                    (Inception)
                                                                                 December 31,                To December 31,
                                                                             2000              1999                2000
                                                                       --------------------------------    --------------------
Cash Flows from Operating Activities:
  Net Loss                                                                $  (3,404)        $  (4,248)        $(187,554)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                           --               3,970             3,970
  Loss from Operations of Discontinued Joint Venture                           --                --              99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                                   --                --              42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                                 (7,314)           (9,867)           23,648
                                                                          ---------         ---------         ---------

Net Cash (Used) by Operating Activities                                     (10,718)          (10,145)          (18,651)
                                                                          ---------         ---------         ---------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                                  --                --             (47,854)
  Cash Acquired Pursuant to Spin-Off                                           --                --             115,167
                                                                          ---------         ---------         ---------

Net Cash Provided by Investing Activities                                      --                --              67,313
                                                                          ---------         ---------         ---------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                                  1,985              --               1,985
                                                                          ---------         ---------         ---------

Net Cash Provided by Financing Activities                                     1,985              --               1,985
                                                                          ---------         ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                             (8,733)          (10,145)           50,647

Cash and Cash Equivalents - Beginning                                        50,647            60,792              --
                                                                          ---------         ---------         ---------

Cash and Cash Equivalents - Ending                                        $  41,914         $  50,647         $  50,647
                                                                          =========         =========         =========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                              $    --           $    --           $    --
                                                                          =========         =========         =========

  Cash Paid for Interest                                                  $    --           $    --           $    --
                                                                          =========         =========         =========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                                  $    --           $    --           $  69,250
                                                                          =========         =========         =========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                                          $    --           $   1,985         $   1,985
                                                                          =========         =========         =========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - Organization and Basis of Presentation

     Kushi Natural Foods Corp. (the "Company") was incorporated on August 1, 1996 under the laws of the State of Delaware as a wholly-owned subsidiary of Kushi Macrobiotics Corp., a Delaware Corporation ("KMC").

     On September 19, 1996 the Company was assigned certain assets and assumed certain liabilities of KMC. The Company was thereafter spun-off to the shareholders of KMC immediately prior to KMC's merger with another corporation.

     The assets and liabilities transferred to the Company by KMC were for the purpose of the Company to develop, produce and/or market a full line of high quality macrobiotic natural foods. The Company has not generated any revenues from the natural foods business and has incurred losses to date. Consequently, the Company has abandoned the natural foods business and is currently seeking to obtain capital in order to take advantage of business opportunities which may have profit potential. Accordingly, the Company's financial statements are presented as statements of a development stage enterprise.


NOTE 2 - Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash and Cash Equivalents

     The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash equivalents.

     Joint Venture

     The Company accounted for its investment in the Joint Venture under the equity method.

     Income Taxes

     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Net Loss Per Common Share

     Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported.

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts payable approximated fair value because of the short maturity of these instruments.


NOTE 3 - Stock Subscriptions Receivable

     Stock subscriptions receivable represents amounts owed from the December 1999 sale of 1,985,000 shares of the Company's common stock pursuant to a private offering (see Note 5). The total amount receivable of $1,985 was paid in January 2000.

NOTE 4 - Joint Venture

     In October 1996 the Company and EnerVite Corp ("EVC") agreed to enter into a joint venture in which the Company and EVC would each own 50% of a new corporation called EVC/Kushi, Inc. ("EVCK").

     The Company invested approximately $141,000 for a 50% ownership interest in EVCK. In September 1997 EVCK discontinued operations. During the period October 1996 to September 1997 EVCK incurred a net loss of approximately $198,000. Upon discontinuance of operations of EVCK, the Company wrote off the remaining balance of its investment in EVCK.


NOTE 5 - Stockholders' Equity

     Spin-Off Agreement

     On September 19, 1996 the Company was assigned certain assets and assumed certain liabilities of KMC. In connection therewith the Company issued 8,603,718 shares of common stock as consideration for net assets in the amount of $130,348. The Company was thereafter spun-off to the shareholders of KMC immediately prior to KMC's merger with another corporation.

     Conversion of Debt to Equity

     In 1996 four officers of the Company converted indebtedness of the Company to them in the amount of $78,250 into additional paid-in capital.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - Stockholders' Equity (Continued)

     Sale of Common Stock

     During December 1999 the Company sold 1,985,000 shares of its common stock to eleven investors in a private placement for $1,985, or $.001 per share. Although the sales price represented management's best estimate of fair value at date of sale the Company has taken a charge to operations in the amount of $3,970, representing the difference between the sales price and book value per share. Among the purchasers in such private placement were four directors and affiliates of the Company, of whom purchased 1,385,000 shares in the aggregate.

     Preferred Stock

                  The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could have certain anti-takeover effects.

NOTE 6 - Income Taxes

     The Company is subject to Federal and state income taxes but has not incurred a liability for such taxes due to losses incurred. As of December 31, 2000 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $191,000. This NOLC is available to offset future federal taxable income, if any, through 2020. Limitations on the utilization of the Company's net operating tax loss carryforward could result in the event of certain changes in the Company's ownership.

     The Company had deferred tax assets of approximately $65,000 at December 31, 2000, resulting primarily from net operating loss carryforwards. Th deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

NOTE 7 - Commitments and Contingencies

     Legal

     The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.