Form 10QSB
period 2001-03-31
KUSHI NATURAL FOODS CORP
filed 2001-05-15
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

                                     Part I
                              Financial Information

Item 1. Financial Statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)


ASSETS

Current Assets:

  Cash and Cash Equivalents                                           $  39,341
                                                                      ---------

Total Assets                                                          $  39,341
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                                    $  15,982

Commitments and Contingencies                                              --

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                           $    --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                  1,059
  Additional Paid-In Capital                                            213,494
  Deficit Accumulated in the Development Stage                         (191,194)
                                                                      ---------

         Total Stockholders' Equity                                      23,359
                                                                      ---------

Total Liabilities and Stockholders' Equity                            $  39,341
                                                                      =========


The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Cumulative
                                                                                         From
                                                                                     August 1, 1996
                                                              Quarter Ended           (Inception)
                                                                 March 31,            To March 31,
                                                           2001            2000           2001
                                                       ------------    ------------    ---------
Revenues                                               $       --      $       --      $    --

Costs and Expenses:
  Selling, General and Administrative Expenses                  421           1,716       51,921
                                                       ------------    ------------    ---------

Loss from Operations                                           (421)         (1,716)     (51,921)

Other Income:
  Interest Income                                               185             239        2,012
                                                       ------------    ------------    ---------

Loss from Continuing Operations                                (236)         (1,477)     (49,909)
                                                       ------------    ------------    ---------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture           --              --        (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                              --              --        (42,142)
                                                       ------------    ------------    ---------
                                                               --              --       (141,285)
                                                       ------------    ------------    ---------

Net Loss                                               $       (236)   $     (1,477)   $(191,194)
                                                       ============    ============    =========

Earnings Per Common Share - Basic

Weighted Average Common Shares Outstanding               10,588,718      10,588,718
                                                       ============    ============

Net Loss Per Common Share - Basic                      $       (.00)   $       (.00)
                                                       ============    ============


The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                                  Cumulative
                                                                                                     From
                                                                                                August 1, 1996
                                                                               Quarter Ended      (Inception)
                                                                                 March 31,        To March 31,
                                                                            2001        2000         2001
                                                                           --------    --------    ---------
Cash Flows from Operating Activities:
  Net Loss                                                                 $   (236)   $ (1,477)   $(191,194)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                           --          --          3,970
  Loss from Operations of Discontinued Joint Venture                           --          --         99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                                   --          --         42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                                 (2,337)     (6,600)      15,982
                                                                           --------    --------    ---------

Net Cash (Used) by Operating Activities                                      (2,573)     (8,077)     (29,957)
                                                                           --------    --------    ---------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                                  --          --        (47,854)
  Cash Acquired Pursuant to Spin-Off                                           --          --        115,167
                                                                           --------    --------    ---------

Net Cash Provided by Investing Activities                                      --          --         67,313
                                                                           --------    --------    ---------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                                   --         1,985        1,985
                                                                           --------    --------    ---------

Net Cash Provided by Financing Activities                                      --          --          1,985
                                                                           --------    --------    ---------

Increase (Decrease) in Cash and Cash Equivalents                             (2,573)     (6,092)      39,341

Cash and Cash Equivalents - Beginning                                        41,914      50,647         --
                                                                           --------    --------    ---------

Cash and Cash Equivalents - Ending                                         $ 39,341    $ 44,555    $  39,341
                                                                           ========    ========    =========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                               $   --      $   --      $    --
                                                                           ========    ========    =========

  Cash Paid for Interest                                                   $   --      $   --      $    --
                                                                           ========    ========    =========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                                   $   --      $   --      $  69,250
                                                                           ========    ========    =========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                                           $   --      $  1,985    $   1,985
                                                                           ========    ========    =========


The accompanying notes are an integral part of the financial statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


NOTE 1 -  Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     The results for interim periods are not necessary indicative of the results to be obtained for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through March 31, 2001.

The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the three month and periods ended March 31, 2000 and 2001, were $ 1,447 and $ 236, respectively. The decrease in the net loss resulted from a decrease in Selling, General and Administrative Expense (SG&A) from $1,716 to $421 which was partially offset by an decrease in interest income ($239 in 2000 versus $185 in 1999). The higher SG&A in 2000 reflects expenses incident to the Company's becoming a company required to file reports under the Exchange Act of 1934. The decrease in interest income reflects interest rates paid on the Company's cash accounts plus the application of cash balances to expenses in prior periods.

Liquidity and Capital Resources.

On March 31, 2001, the Company had $39,341 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

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

     None

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KUSHI NATURAL FOODS CORP.




Dated: New York, New York           By:  /s/ Dr. Eugene Stricker
                                         ---------------------------------------
May 14, 2001                             Dr. Eugene Stricker,
                                         President and Principal Executive and
                                         Financial Officer


                                    By:  /s/ Daniel A. France
                                         ---------------------------------------
                                         Daniel A. France, Treasurer and
                                         Principal Accounting Officer