Form 10QSB
period 2001-06-30
KUSHI NATURAL FOODS CORP
filed 2001-08-13
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

FORM 10-QSB

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from:

                        Commission file number 000-30115

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
       (Exact name of Small Business Issuer as specified in its charter.)

      DELAWARE                                                   13-3912047
      --------                                                   ----------
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                     c/o Madison Venture Capital II, Inc.,
                 150 East 58th Street New York, New York 10022
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)

                                 (212) 583-1363
                -------------------------------------------------
                (Issuer's telephone number, including area code.)


                 -----------------------------------------------
                 (Former Address, if changed since last report.)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES  |X|            NO |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock par value per share, at November 1, 2000 was 10,588,718 shares.

                                     Part I
                              Financial Information

Item 1. Financial Statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS


Current Assets:

  Cash and Cash Equivalents                                         $  38,307
                                                                    ---------

Total Assets                                                        $  38,307
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                                  $  15,982
                                                                    ---------

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                         $    --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                1,059
  Additional Paid-In Capital                                          213,494
  Deficit Accumulated in the Development Stage                       (192,228)
                                                                    ---------

         Total Stockholders' Equity                                    22,325
                                                                    ---------
Total Liabilities and Stockholders' Equity                          $  38,307
                                                                    =========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                        ----------
                                                                                                           From
                                                                                                          ------
                                                                                                      August 1, 1996
                                                                                                      --------------
                                               Six Months Ended               Three Months Ended       (Inception)
                                         ----------------------------    ----------------------------  -----------
                                                  June 30,                          June 30,            To June 30,
                                         ----------------------------    ----------------------------   ----------
                                             2001            2000            2001            2000           2001
                                         ------------    ------------    ------------    ------------    ---------
Revenues                                 $       --      $       --      $       --      $       --      $    --

Costs and Expenses:
  Selling, General and Administrative
    Expenses                                    1,814           3,316           1,393           1,600       53,314
                                         ------------    ------------    ------------    ------------    ---------

Loss from Operations                           (1,814)         (3,316)         (1,393)         (1,600)     (53,314)

Other Income:
  Interest Income                                 544             461             359             222        2,371
                                         ------------    ------------    ------------    ------------    ---------

Loss from Continuing Operations                (1,270)         (2,855)         (1,034)         (1,378)     (50,943)
                                         ------------    ------------    ------------    ------------    ---------

Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                --              --              --              --        (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                   --              --              --              --        (42,142)
                                         ------------    ------------    ------------    ------------    ---------
                                                 --              --              --              --       (141,285)
                                         ------------    ------------    ------------    ------------    ---------

Net Loss                                 $     (1,270)   $     (2,855)   $     (1,034)   $     (1,378)   $(192,228)
                                         ============    ============    ============    ============    =========

Earnings Per Common Share - Basic

Weighted Average Common Shares
  Outstanding                              10,588,718      10,588,718      10,588,718      10,588,718
                                         ============    ============    ============    ============

Net Loss Per Common Share - Basic        $       (.00)   $       (.00)   $       (.00)   $    (.00)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                 --------------
                                                                                                      From
                                                                                                 --------------
                                                                                                 August 1, 1996
                                                                                                 --------------
                                                                            Six Months Ended       (Inception)
                                                                            ----------------     --------------
                                                                                 June 30,           To June 30,
                                                                            ----------------     --------------
                                                                            2001        2000          2001
                                                                            ----------------     --------------
Cash Flows from Operating Activities:
  Net Loss                                                                 $ (1,270)  $ (2,855)   $(192,228)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                           --         --          3,970
  Loss from Operations of Discontinued Joint Venture                           --         --         99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                                   --         --         42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                                 (2,337)    (6,701)      15,982
                                                                           --------   --------    ---------

Net Cash (Used) by Operating Activities                                      (3,607)    (9,556)     (30,991)
                                                                           --------   --------    ---------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                                  --         --        (47,854)
  Cash Acquired Pursuant to Spin-Off                                           --         --        115,167
                                                                           --------   --------    ---------

Net Cash Provided by Investing Activities                                      --         --         67,313
                                                                           --------   --------    ---------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                                   --        1,985        1,985
                                                                           --------   --------    ---------

Net Cash Provided by Financing Activities                                      --        1,985        1,985
                                                                           --------   --------    ---------

Increase (Decrease) in Cash and Cash Equivalents                             (3,607)    (7,571)      38,307

Cash and Cash Equivalents - Beginning                                        41,914     50,647         --
                                                                           --------   --------    ---------

Cash and Cash Equivalents - Ending                                         $ 38,307   $ 43,076    $  38,307
                                                                           ========   ========    =========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                               $   --     $   --      $    --
                                                                           ========   ========    =========

  Cash Paid for Interest                                                   $   --     $   --      $    --
                                                                           ========   ========    =========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Former Officers Pursuant
    to Debt Cancellation                                                   $   --     $   --      $  78,250
                                                                           ========   ========    =========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.                             $   --     $   --      $ 130,348
                                                                           ========   ========    =========
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                                           $   --     $   --      $   1,985
                                                                           ========   ========    =========

The accompanying notes are an integral part of the financial statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  -------------
                                   (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through June 30, 2001.

The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the six month and periods ended June 30, 2000 and 2001, were ($1,270) and ($2,855) respectively. The decrease in the net loss resulted from a decrease in Selling, General and Administrative Expense (SG&A) from $3,316 to $1,814 and an increase in interest income ($461 in 2000 versus $544 in 2001). The higher SG&A in 2000 reflects expenses incident to the Company's becoming a company required to file reports under the Exchange Act of 1934. The increase in interest income reflects higher interest rates paid on the Company's cash accounts.

Liquidity and Capital Resources.

On June 30, 2001, the Company had $38,307 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

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

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KUSHI NATURAL FOODS CORP.


Dated: New York, New York              By:  /s/ Dr. Eugene Stricker
August 8, 2001                             -------------------------------------
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