Form 10KSB
period 2001-12-31
KUSHI NATURAL FOODS CORP
filed 2002-03-28
CIK 1104040

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                        Commission File Number 000-30115
                                              -----------

                            KUSHI NATURAL FOODS CORP.
       ------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter.)

            DELAWARE                                            13-3912047
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                      c/o Madison Venture Capital II, Inc.
                              150 East 58th Street
                            New York, New York 10022
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)

                                 (212) 583-1363
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                       ---------------------
                None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $.0001
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the lack of average bid and asked prices of such stock on March 12, 2002 was $0.00.

The number of shares outstanding of the issuer's common stock as of March 12, 2002 was 10,588,718.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY KUSHI NATURAL FOODS CORP. (HEREINAFTER REFERRED TO AS "KUSHI AND/OR THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF KUSHI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THE COMPNY'S FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

5. No Operating History.

         The Company was formed in August of 1996 in connection with the merger of Kushi Macrobiotics Corp. and American Phoenix Group, Inc. Pursuant to the terms of the merger agreement between Kushi Macrobiotics Corp. and American Phoenix Group, Inc., the Company's shares were spun off to the Kushi Macrobiotics Corp. holders on a three for one basis and all of Kushi Macrobiotics Corp.'s assets related to its Kushi Cuisine business and approximately $115,000 in cash were transferred to the Company. The Company entered into a joint venture to continue to promote the Kushi Cuisine business, but the joint venture failed and the Company lost its investment therein of approximately $48,000. The Company was inactive for several years and is now registering its common stock under the 1934 Act in order to better pursue its purpose of acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash transferred to the Company at the time of its formation (of which approximately $36,000 remains on hand). The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 200 holders of record of the Company's common stock on December 31, 2001. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

Liquidity and Capital Resources

         On December 31, 2001, the Company had on hand approximately $36,000 which represents the net remaining of the $115,000 cash that it received in the spin off. Such assets are maintained in a checking account and a money market account and earn nominal interest. In the opinion of Management, these assets should be sufficient to enable the Company to effect this registration under the Exchange Act and file periodic reports until such time as it is able to locate an acquisition partner and complete its business plan.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Costs of operations during the year ended December 31, 2001 consisted of $5,940 in Selling, General and Administrative expense which was primarily related professional fees and EDGARizer's charges to complying with the reporting requirements under the Exchange Act of 1934, as amended. The Company realized interest income of $1,069 during the year, which partially offset this loss.

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

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                       Age        Positions Held and Tenure
----                       ---        -------------------------

Dr. Eugene Stricker         64        President and a Director since inception

Mark Schindler              80        Vice President, Secretary and a Director
                                      since inception

Daniel A. France            53        Treasurer a Director since February 1999

Frank J. Hariton            53        Assistant Secretary since December 1999

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

         Frank J. Hariton is an attorney in private practice with offices in White Plains, New York and New York City. He has been engaged in the private practice of law for more than the last five years. He received a B.A. in 1971 and a J.D. in 1974 from Case Western Reserve University. He was also assistant secretary of Vitafort International Corporation (VRFT:OTCBB), a company which was engaged in developing, marketing and distributing snack foods and low fat and fat free snacks from December 1989 to June 2001.

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

ITEM 10: EXECUTIVE COMPENSATION.

         No officer or director has received any remuneration from the Company during the year ended December 31, 2001. The Company's officers and directors purchased the Company's stock in the December 1999 Private Placement. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                               NUMBER                PERCENTAGE
         NAME                                  OF SHARES             OF CLASS
         ----                                  ---------             --------

         Dr. Eugene Stricker                   1,052,127 (1)           9.9%

         Mark Schindler                          827,695 (2)           7.8%

         Daniel A. France                        253,113               2.4%

         Frank J. Hariton                        162,000               1.5%

         All officers and
         directors as a group (4 persons)      2,294,935 (1) (2)      21.7%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         The Company was formed in August, 1996. Each of the then shareholders of KMC received three shares of the Company's common stock for each share of KMC that they owned in connection with the spin off of the Company by KMC. See. Item
1. Description of Business - General. Included in such shareholders were the then officers and directors of KMC.

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

99.1 Other Exhibits. - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements*

* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10-SB.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

REPORT OF INDEPENDENT AUDITORS
------------------------------


The Board of Directors and Stockholders
Kushi Natural Foods Corp.

We have audited the accompanying balance sheet of Kushi Natural Foods Corp. (a development stage enterprise) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001, and for the period August 1, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kushi Natural Foods Corp. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and for the period August 1, 1996 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                               WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
February 1, 2002

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                         $  36,224
                                                                    ---------

Total Assets                                                        $  36,224
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                  $  17,500
                                                                    ---------

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                         $    --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                1,059
  Additional Paid-In Capital                                          213,494
  Deficit Accumulated in the Development Stage                       (195,829)
                                                                    ---------

         Total Stockholders' Equity                                    18,724
                                                                    ---------

Total Liabilities and Stockholders' Equity                          $  36,224
                                                                    =========


The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                                              Cumulative
                                                                                                 From
                                                                                            August 1, 1996
                                                                   Year Ended                (Inception)
                                                                  December 31,             To December 31,
                                                         ------------------------------    ---------------
                                                             2001              2000              2001
                                                         ------------      ------------    ---------------
Revenues                                                 $       --        $       --        $       --

Costs and Expenses:
  Selling, General and Administrative Expenses                  5,940             4,319            57,440
                                                         ------------      ------------      ------------

Loss from Operations                                           (5,940)           (4,319)          (57,440)

Other Income:
  Interest Income                                               1,069               915             2,896
                                                         ------------      ------------      ------------

Loss from Continuing Operations                                (4,871)           (3,404)          (54,544)
                                                         ------------      ------------      ------------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture             --                --             (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                                --                --             (42,142)
                                                         ------------      ------------      ------------
                                                                 --                --            (141,285)
                                                         ------------      ------------      ------------

Net Loss                                                 $     (4,871)     $     (3,404)     $   (195,829)
                                                         ============      ============      ============

Earnings Per Common Share - Basic

Weighted Average Common Shares Outstanding                 10,588,718        10,588,718
                                                         ============      ============

Net Loss Per Common Share - Basic                        $       (.00)     $       (.00)
                                                         ============      ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2001

                                                                                          Deficit
                                                                                       Accumulated
                                                                       Additional         In The
                                      Preferred         Common          Paid-In        Development
                                        Stock            Stock          Capital            Stage             Total
                                    ------------     ------------     ------------     ------------      ------------
Balance at August 1, 1996           $       --       $       --       $       --       $       --        $       --

Issuance of 8,603,718 Shares of
  Common Stock as Consideration
  for the Net Assets of Kushi
  Macrobiotics Corp.                        --                860          129,488             --             130,348

Contributed Capital by Officers
  Pursuant to Debt Cancellation             --               --             78,250             --              78,250

Net Loss for the Period Ended
  December 31, 1996                         --               --               --            (41,190)          (41,190)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 1996                --                860          207,738          (41,190)          167,408

Net Loss for the Year Ended
  December 31, 1997                         --               --               --           (112,116)         (112,116)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 1997                --                860          207,738         (153,306)           55,292

Net Loss for the Year Ended
  December 31, 1998                         --               --               --            (30,000)          (30,000)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 1998                --                860          207,738         (183,306)           25,292

Sale of 1,985,000 Shares of
  Common Stock                              --                199            5,756             --               5,955

Net Loss for the Year Ended
  December 31, 1999                         --               --               --             (4,248)           (4,248)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 1999                --              1,059          213,494         (187,554)           26,999

Net Loss for the Year Ended
  December 31, 2000                         --               --               --             (3,404)           (3,404)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2000                --              1,059          213,494         (190,958)           23,595

Net Loss for the Year Ended
  December 31, 2001                         --               --               --             (4,871)           (4,871)
                                    ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2001        $       --       $      1,059     $    213,494     $   (195,829)     $     18,724
                                    ============     ============     ============     ============      ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative
                                                                                                         From
                                                                                                    August 1, 1996
                                                                         Year Ended                  (Inception)
                                                                        December 31,               To December 31,
                                                              --------------------------------     ---------------
                                                                   2001               2000               2001
                                                              -------------      -------------     ---------------
Cash Flows from Operating Activities:
  Net Loss                                                    $      (4,871)     $      (3,404)     $    (195,829)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                   --                 --                3,970
  Loss from Operations of Discontinued Joint Venture                   --                 --               99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                           --                 --               42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                           (819)            (7,314)            17,500
                                                              -------------      -------------      -------------

Net Cash (Used) by Operating Activities                              (5,690)           (10,718)           (33,074)
                                                              -------------      -------------      -------------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                          --                 --              (47,854)
  Cash Acquired Pursuant to Spin-Off                                   --                 --              115,167
                                                              -------------      -------------      -------------

Net Cash Provided by Investing Activities                              --                 --               67,313
                                                              -------------      -------------      -------------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                           --                1,985              1,985
                                                              -------------      -------------      -------------

Net Cash Provided by Financing Activities                              --                1,985              1,985
                                                              -------------      -------------      -------------

Increase (Decrease) in Cash and Cash Equivalents                     (5,690)            (8,733)            36,224

Cash and Cash Equivalents - Beginning                                41,914             50,647               --
                                                              -------------      -------------      -------------

Cash and Cash Equivalents - Ending                            $      36,224      $      41,914      $      36,224
                                                              =============      =============      =============

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                  $        --        $        --        $        --
                                                              =============      =============      =============

  Cash Paid for Interest                                      $        --        $        --        $        --
                                                              =============      =============      =============

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                      $        --        $        --        $      69,250
                                                              =============      =============      =============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                              $        --        $        --        $       1,985
                                                              =============      =============      =============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - Organization and Basis of Presentation
         --------------------------------------

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


NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

         Use of Estimates
         ----------------

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

         Cash and Cash Equivalents
         -------------------------

         The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash equivalents.

         Joint Venture
         -------------

         The Company accounted for its investment in the Joint Venture under the equity method.

         Income Taxes
         ------------

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

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Net Loss Per Common Share
         -------------------------

         Net loss per common share is based upon the weighted average number of common shares outstanding during the periods reported.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts payable approximated fair value because of the short maturity of these instruments.


NOTE 3 - Joint Venture
         -------------

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


NOTE 4 - Stockholders' Equity
         --------------------

         Spin-Off Agreement
         ------------------

         On September 19, 1996 the Company was assigned certain assets and assumed certain liabilities of KMC. In connection therewith the Company issued 8,603,718 shares of common stock as consideration for net assets in the amount of $130,348. The Company was thereafter spun-off to the shareholders of KMC immediately prior to KMC's merger with another corporation.

         Conversion of Debt to Equity
         ----------------------------

         In 1996 four officers of the Company converted indebtedness of the Company to them in the amount of $78,250 into additional paid-in capital.

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 4 - Stockholders' Equity (Continued)
         --------------------

         Sale of Common Stock
         --------------------

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

         Preferred Stock
         ---------------

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


NOTE 5 - Income Taxes
         ------------

         The Company is subject to Federal and state income taxes but has not incurred a liability for such taxes due to losses incurred. As of December 31, 2001 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $196,000. This NOLC is available to offset future federal taxable income, if any, through 2021. Limitations on the utilization of the Company's net operating tax loss carryforward could result in the event of certain changes in the Company's ownership.

         The Company had deferred tax assets of approximately $67,000 at December 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.


NOTE 6 - Commitments and Contingencies
         -----------------------------

         Legal
         -----

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

KUSHI NATURAL FOODS CORP.


By:        /s/ Dr. Eugene Stricker
    --------------------------------------
        Dr. Eugene Stricker, President

NEW YORK, NEW YORK
DATE: March 12, 2002


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title(s)                          Date
----                           --------                          ----


  /s/ Dr.Eugene Stricker       Director and President            March 12, 2002
---------------------------    (Principal Executive
      Dr. Eugene Stricker      and Finanacial Officer)

  /s/ Mark Schindler           Director                          March 12, 2002
---------------------------
      Mark Schindler

  /s/ Daniel A. France         Director and Treasurer            March 12, 2002
---------------------------    (Principal Accounting Officer)
      Daniel A. France


  /s/ Frank J. Hariton         Director                          March 12, 2002
---------------------------
      Frank J. Hariton