Form 10QSB
period 2002-09-30
KUSHI NATURAL FOODS CORP
filed 2002-11-14
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

                      c/o Madison Venture Capital II, Inc.,
           445 Central Avenue - Suite 112, Cedarhurst, New York 11506
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)

                                 (516) 295-7600
                -------------------------------------------------
                (Issuer's telephone number, including area code.)

 c/o Madison Venture Capital II, Inc., 150 East 58th Street, New York, NY 10022
 ------------------------------------------------------------------------------
                 (Former Address, if changed since last report.)


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

                                     Part I
                              Financial Information


Item 1.  Financial Statements


                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                           $  30,519
                                                                      ---------

Total Assets                                                          $  30,519
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                    $  15,700
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                           $      --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                  1,059
  Additional Paid-In Capital                                            213,494
  Deficit Accumulated in the Development Stage                         (199,734)
                                                                      ---------

        Total Stockholders' Equity                                       14,819
                                                                      ---------

Total Liabilities and Stockholders' Equity                            $  30,519
                                                                      =========


    The accompanying notes are an integral part of the financial statements.

                                                KUSHI NATURAL FOODS CORP.
                                                -------------------------
                                            (A Development Stage Enterprise)
                                            --------------------------------
                                                 STATEMENT OF OPERATIONS
                                                 -----------------------
                                                       (Unaudited)

                                                                                                            Cumulative
                                                                                                         ----------------
                                                                                                               From
                                                                                                         ----------------
                                                                                                          August 1, 1996
                                                                                                         ----------------
                                               Nine Months Ended              Three Months Ended           (Inception)
                                         ----------------------------    ----------------------------    ----------------
                                                 September 30,                   September 30,           To September 30,
                                         ----------------------------    ----------------------------    ----------------
                                             2002            2001            2002            2001              2002
                                         ------------    ------------    ------------    ------------    ----------------

Revenues                                 $         --    $         --    $         --    $         --      $         --

Costs and Expenses:
  Selling, General and Administrative
    Expenses                                    3,958           3,212             317           1,398            61,398
                                         ------------    ------------    ------------    ------------      ------------

Loss from Operations                           (3,958)         (3,212)           (317)         (1,398)          (61,398)


Other Income:
  Interest Income                                  53             922              --             378             2,949
                                         ------------    ------------    ------------    ------------      ------------

Loss from Continuing Operations                (3,905)         (2,290)           (317)         (1,020)          (58,449)
                                         ------------    ------------    ------------    ------------      ------------

Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                  --              --              --              --           (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                     --              --              --              --           (42,142)
                                         ------------    ------------    ------------    ------------      ------------

                                                   --              --              --              --          (141,285)
                                         ------------    ------------    ------------    ------------      ------------

Net Loss                                 $     (3,905)   $     (2,290)   $       (317)   $     (1,020)     $   (193,734)
                                         ============    ============    ============    ============      ============

Earnings Per Common Share - Basic
Weighted Average Common Shares
  Outstanding                              10,588,718      10,588,718      10,588,718      10,588,718
                                         ============    ============    ============    ============

Net Loss Per Common Share - Basic        $       (.00)   $       (.00)   $       (.00)   $       (.00)
                                         ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                                       KUSHI NATURAL FOODS CORP.
                                       -------------------------
                                   (A Development Stage Enterprise)
                                   --------------------------------
                                        STATEMENT OF CASH FLOWS
                                        -----------------------
                                              (Unaudited)


                                                                                         Cumulative
                                                                                      ----------------
                                                                                            From
                                                                                      ----------------
                                                                                       August 1, 1996
                                                                                      ----------------
                                                               Nine Months Ended         (Inception)
                                                            ----------------------    ----------------
                                                                 September 30,        To September 30,
                                                            ----------------------    ----------------
                                                               2002         2001            2002
                                                            ---------    ---------    ----------------
Cash Flows from Operating Activities:
  Net Loss                                                  $  (3,905)   $  (2,290)      $(199,734)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                               --           --           3,970
  Loss from Operations of Discontinued Joint Venture               --           --          99,143
  Loss on Write-Off of Investment in Discontinued Joint
    Venture                                                        --           --          42,142
  Changes in Operating Assets and Liabilities:

    Increase (Decrease) in Accounts Payable                    (1,800)      (2,337)         15,700
                                                            ---------    ---------       ---------

Net Cash (Used) by Operating Activities                        (5,705)      (4,627)        (38,779)
                                                            ---------    ---------       ---------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                      --           --         (47,854)
  Cash Acquired Pursuant to Spin-Off                               --           --         115,167
                                                            ---------    ---------       ---------

Net Cash Provided by Investing Activities                          --           --          67,313
                                                            ---------    ---------       ---------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                       --           --           1,985
                                                            ---------    ---------       ---------

Net Cash Provided by Financing Activities                          --           --           1,985
                                                            ---------    ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents               (5,705)      (4,627)         30,519

Cash and Cash Equivalents - Beginning                          36,224       41,913              --
                                                            ---------    ---------       ---------

Cash and Cash Equivalents - Ending                          $  30,519    $  37,286       $  30,519
                                                            =========    =========       =========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                $      --    $      --       $      --
                                                            =========    =========       =========

  Cash Paid for Interest                                    $      --    $      --       $      --
                                                            =========    =========       =========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Former Officers Pursuant
    to Debt Cancellation                                    $      --    $      --       $  78,250
                                                            =========    =========       =========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.              $      --    $      --       $ 130,348
                                                            =========    =========       =========
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                            $      --    $      --       $   1,985
                                                            =========    =========       =========


    The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through September 30, 2002.

The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the three month periods ended September 30, 2001 and 2002, were ($2,290) and ($3,905), respectively. The increase in the net loss resulted from an increase in Selling, General and Administrative Expense (SG&A) from $3,212 to $3,958 and a decrease in interest income ($922 in 2001 versus $53 in 2002). The decrease in interest income reflects the transfer of the Company's funds from a money market account to a checking account, reduced interest rates in general and a reduction in the Company's cash on hand as expenses are paid.

Liquidity and Capital Resources.

On September 30, 2002, the Company had $30,519 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 3.  CONTROLS  AND  PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Dr. Eugene Stricker, the Company's Chief Executive Officer and Daniel A. France, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       KUSHI NATURAL FOODS CORP.




Dated: Cedarhurst, New York            By: /s/ DR. EUGENE STRICKER
November 14, 2002                          -------------------------------------
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