Form 10KSB
period 2002-12-31
KUSHI NATURAL FOODS CORP
filed 2003-03-31
CIK 1104040

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                       Commission File Number 000-30115
                                              ---------

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
      (Exact name of Small Business Issuer as specified in its charter.)

                 DELAWARE                               13-3912047
      -------------------------------                 -------------
      (State of other jurisdiction of                 (IRS Employer
       incorporation or organization)                Identification No.)

           445 Central Avenue - Suite 112, Cedarhurst, New York 11516
           ----------------------------------------------------------
         (Address of principal executive offices, including zip code.)

                                 (516) 295-7600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY KUSHI NATURAL FOODS CORP. (HEREINAFTER REFERRED TO AS "KUSHI AND/OR THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF KUSHI AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THE COMPANY'S FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

5. No Operating History.

         The Company was formed in August of 1996 in connection with the merger of Kushi Macrobiotics Corp. and American Phoenix Group, Inc. Pursuant to the terms of the merger agreement between Kushi Macrobiotics Corp. and American Phoenix Group, Inc., the Company's shares were spun off to the Kushi Macrobiotics Corp. holders on a three for one basis and all of Kushi Macrobiotics Corp.'s assets related to its Kushi Cuisine business and approximately $115,000 in cash were transferred to the Company. The Company entered into a joint venture to continue to promote the Kushi Cuisine business, but the joint venture failed and the Company lost its investment therein of approximately $42,000. The Company was inactive for several years and has registered its common stock under the 1934 Act in order to better pursue its purpose of acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash transferred to the Company at the time of its formation (of which approximately $30,000 remains on hand). The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for more than one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there will be no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total 10,588,718 shares of common stock held by present stockholders of the Company, 8,603,718 shares which were issued more than two years ago and are presently available for resales under Rule 144, and the remaining 1,985,000 became available for resale starting in December 2000. Management is aware that recent interpretations by the Securities and Exchange Commission's Staff cast doubt as to whether Rule 144 will be available for the resale of those 1,985,000 shares.

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

                                     PART I

ITEM 1.    BUSINESS
ITEM I.    DESCRIPTION OF BUSINESS.

General

         The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $42,000. See. "Notes to Financial Statements- Note 4." To the best of the Company's knowledge, the Company's shares have never traded, nor have any such shares been transferred from their original holders except by the laws of descent and distribution.

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

         As part of its business plan, the Company filed a registration statement on Form 10-SB on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of the Securities Exchange Act of 1934.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

         The Company currently maintains a mailing address at 445 Central Avenue
- Suite 112, Cedarhurst, New York 11506, which is the office address of Dr. Eugene Stricker. The Company's telephone number is (516) 295-7600 which is the telephone number of Madison Venture Capital II, Inc. which is used without expense to the Company. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address and facilities.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceeding.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 200 holders of record of the Company's common stock on December 31, 2002. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

Liquidity and Capital Resources

         On December 31, 2002, the Company had on hand approximately $30,000 which represents the net remaining of the $115,000 cash that it received in the spin off. Such assets are maintained in a checking account and a money market account and earn nominal interest. In the opinion of Management, these assets should be sufficient to enable the Company to effect this registration under the Exchange Act and file periodic reports until such time as it is able to locate an acquisition partner and complete its business plan.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Costs of operations during the year ended December 31, 2002 consisted of $6,958 in Selling, General and Administrative expense which was primarily related professional fees and EDGARizer's charges to complying with the reporting requirements under the Exchange Act of 1934, as amended. The Company realized interest income of $53 during the year, which partially offset this loss.

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

SEE "FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                         Age        Positions Held and Tenure
----                         ---        -------------------------

Dr. Eugene Stricker           65        President and a Director since inception

Mark Schindler                81        Vice President, Secretary and a Director
                                        since inception

Daniel A. France              54        Treasurer a Director since February 1999

Frank J. Hariton              54        Assistant Secretary since December 1999

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

Biographical Information

         Dr. Eugene Stricker was elected a Director upon the organization of the Company and has served the Company as President and Director since inception. He had been a partner with Mr. Schindler in Madison Venture Capital II, Inc., a venture capital firm, for more than five years. Since 2003, he has been the principal of Fifth Avenue Venture Capital Partners, Inc., a venture capital firm. From 1968 until 1991, he held various administrative positions within the New York State Department of Health, including serving as special assistant to the Commissioner. Dr. Stricker is a graduate of the University of Maryland, received his Doctor of Dentistry from Howard University, Washington, D.C., and received a Masters in Public Health from the University of Michigan at Ann Arbor. He was a Director of Servtex International, Inc. from September 1991 until its merger with Hymedix, Inc. (HYMX:OTCBB) in February 1994. From December 1991 to November 1994 he was a Director of Natural Child Care, Inc. which merged into Winners All International, Inc. in September 1992 and which later became Erecotes Industries, Inc. (UREC:OTCBB). In July 1993, he became a Director of Light Savers USA, Inc. and served until February 1995 when that company was merged into Hospitality World Wide, Inc. (HWS:AMEX) which later became Hotel Works.com. Dr. Stricker was a Director and Secretary of Kushi Macrobiotics Corp ("KMC") from May 1994 to October 1996 when it merged with American Phoenix Group, Inc. ("APGI") which later merged with Tal Wireless Networks, Inc. (TALW:OTCBB) .

         Mark Schindler has been a Director, Vice President and Secretary of the Company since inception. He was a partner with Dr. Stricker in Madison Venture Capital II, Inc., a venture capital firm, for more than five years prior to such firm's dissolution late in 2002. He was the owner, until 1984, of his own business engaged in electronics distribution. Mr. Schindler was a founder of Astrex, Inc. and its Chairman from September 1960 to August 1984. While he remains a Director of that entity, he devotes no time to it other than attending Board Meetings. He was a Director of Servtex International, Inc. from September 1991 until its merger with Hymedix, Inc. (HYMX: OTCBB) in February 1994. From December 1991 to November 1994 he was a Director of Natural Child Care, Inc. which merged into Winners All International, Inc. in September 1992 and which later became Erecotes Industries, Inc. (UREC:OTCBB). In July 1993, he became a Director of Light Savers USA, Inc. and served until February 1995 when that company was merged into Hospitality World Wide, Inc. (HWS:AMEX) which became Hotel Works.com. Mr. Schindler was a Director and Treasurer of KMC from May 1994 to October 1996 when it merged with APGI which later merged with Tal Wireless Networks, Inc. (TALW:OTCBB) .

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

         Frank J. Hariton is an attorney in private practice with offices in White Plains, New York. He has been engaged in the private practice of law for more than the last five years. He received a B.A. in 1971 and a J.D. in 1974 from Case Western Reserve University. He was also assistant secretary of Vitafort International Corporation (VRFT:OTCBB), a company which was engaged in developing, marketing and distributing snack foods and low fat and fat free snacks from December 1989 to June 2002..

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

ITEM 10:   EXECUTIVE COMPENSATION.

         No officer or director has received any remuneration from the Company during the year ended December 31, 2002. The Company's officers and directors purchased the Company's stock in the December 1999 Private Placement. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

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

99.1 Other Exhibits. - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements*

99.2     Certification of Principal Executive Officer

99.3     Certification of Principal Accounting Officer

* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10-SB.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

KUSHI NATURAL FOODS CORP.


By: /s/ DR. EUGENE STRICKER
    ------------------------------------
    Dr. Eugene Stricker, President

NEW YORK, NEW YORK
DATE:  March 26,  2003


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Title(s)                    Date
----                                  --------                    ----

/s/ DR.EUGENE STRICKER                Director and President      March 26, 2003
------------------------------------  (Principal Executive
Dr. Eugene Stricker                   and Finanacial Officer)


/s/ MARK SCHINDLER                    Director                    March 26, 2003
------------------------------------
Mark Schindler


/s/ DANIEL A. FRANCE                  Director and Treasurer      March 26, 2003
------------------------------------  (Principal Accounting Officer)
Daniel A. France


/s/ FRANK J. HARITON                  Director                    March 26, 2003
----------------------------------
Frank J. Hariton

REPORT OF INDEPENDENT AUDITORS
------------------------------


The Board of Directors and Stockholders
Kushi Natural Foods Corp.

We have audited the accompanying balance sheet of Kushi Natural Foods Corp. (a development stage enterprise) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002, and for the period August 1, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kushi Natural Foods Corp. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, and for the period August 1, 1996 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                       WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
February 3, 2003

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                DECEMBER 31, 2002
                                -----------------


                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                            $  29,994
                                                                       ---------

Total Assets                                                           $  29,994
                                                                       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                     $  18,175

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding               $      --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding      1,059
  Additional Paid-In Capital                                213,494
  Deficit Accumulated in the Development Stage             (202,734)
                                                          ---------

         Total Stockholders' Equity                                       11,819
                                                                       ---------

Total Liabilities and Stockholders' Equity                             $  29,994
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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                        Cumulative
                                                                                           From
                                                                                      August 1, 1996
                                                                                      (Inception) To
                                                               Year Ended              December 31,
                                                               December 31,                2000
                                                       ----------------------------    ------------
                                                           2002            2001            2002
                                                       ------------    ------------    ------------

Revenues                                               $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative Expenses                6,958           5,940          64,398
                                                       ------------    ------------    ------------

Loss from Operations                                         (6,958)         (5,940)        (64,398)

Other Income:
  Interest Income                                                53           1,069           2,949
                                                       ------------    ------------    ------------

Loss from Continuing Operations                              (6,905)         (4,871)        (61,449)
                                                       ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture             --              --         (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                                --              --         (42,142)
                                                       ------------    ------------    ------------
                                                                 --              --        (141,285)
                                                       ------------    ------------    ------------

Net Loss                                               $     (6,905)   $     (4,871)   $   (202,734)
                                                       ============    ============    ============

Earnings Per Common Share - Basic

Weighted Average Common Shares Outstanding               10,588,718      10,588,718
                                                       ============    ============

Net Loss Per Common Share - Basic                      $       (.00)   $       (.00)
                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2002
         --------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                            Additional    In The
                                  Preferred      Common      Paid-In    Development
                                    Stock        Stock       Capital       Stage         Total
                                  ----------   ----------   ----------   ----------    ----------
Balance at August 1, 1996         $       --   $       --   $       --   $       --    $       --

Issuance of 8,603,718 Shares of
  Common Stock as Consideration
  for the Net Assets of Kushi
  Macrobiotics Corp.                      --          860      129,488           --       130,348

Contributed Capital by Officers
  Pursuant to Debt Cancellation           --           --       78,250           --        78,250

Net Loss for the Period Ended
  December 31, 1996                       --           --           --      (41,190)      (41,190)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1996              --          860      207,738      (41,190)      167,408

Net Loss for the Year Ended
  December 31, 1997                       --           --           --     (112,116)     (112,116)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1997              --          860      207,738     (153,306)       55,292

Net Loss for the Year Ended
  December 31, 1998                       --           --           --      (30,000)      (30,000)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1998              --          860      207,738     (183,306)       25,292

Sale of 1,985,000 Shares of
  Common Stock                            --          199        5,756           --         5,955

Net Loss for the Year Ended
  December 31, 1999                       --           --           --       (4,248)       (4,248)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999              --        1,059      213,494     (187,554)       26,999


The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2002
         --------------------------------------------------------------

                                   (Continued)

                                                                       Deficit
                                                                     Accumulated
                                                         Additional    In The
                               Preferred      Common      Paid-In    Development
                                 Stock        Stock       Capital       Stage         Total
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1999   $       --   $    1,059   $  213,494   $ (187,554)   $   26,999

Net Loss for the Year Ended
  December 31, 2000                    --           --           --       (3,404)       (3,404)
                               ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2000           --        1,059      213,494     (190,958)       23,595

Net Loss for the Year Ended
  December 31, 2001                    --           --           --       (4,871)       (4,871)
                               ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001           --        1,059      213,494     (195,829)       18,724

Net Loss for the Year Ended
  December 31, 2002                    --           --           --       (6,905)       (6,905)
                               ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2002   $       --   $    1,059   $  213,494   $ (202,734)   $   11,819
                               ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                          Cumulative
                                                                                             From
                                                                                        August 1, 1996
                                                                                        (Inception) To
                                                                   Year Ended             December 31,
                                                                   December 31,              2000
                                                            --------------------------    -----------
                                                               2002           2001           2002
                                                            -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                  $    (6,905)   $    (4,871)   $  (202,734)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                 --             --          3,970
  Loss from Operations of Discontinued Joint Venture                 --             --         99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                         --             --         42,142
  Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Accounts Payable                        675           (819)        18,175
                                                            -----------    -----------    -----------

Net Cash (Used) by Operating Activities                          (6,230)        (5,690)       (39,304)
                                                            -----------    -----------    -----------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                        --             --        (47,854)
  Cash Acquired Pursuant to Spin-Off                                 --             --        115,167
                                                            -----------    -----------    -----------

Net Cash Provided by Investing Activities                            --             --         67,313
                                                            -----------    -----------    -----------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                         --             --          1,985
                                                            -----------    -----------    -----------

Net Cash Provided by Financing Activities                            --             --          1,985
                                                            -----------    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                 (6,230)        (5,690)        29,994

Cash and Cash Equivalents - Beginning                            36,224         41,914             --
                                                            -----------    -----------    -----------

Cash and Cash Equivalents - Ending                          $    29,994    $    36,224    $    29,994
                                                            ===========    ===========    ===========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                $        --    $        --    $        --
                                                            ===========    ===========    ===========

  Cash Paid for Interest                                    $        --    $        --    $        --
                                                            ===========    ===========    ===========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                    $        --    $        --    $    69,250
                                                            ===========    ===========    ===========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                            $        --    $        --    $     1,985
                                                            ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


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

                           KUSHI NATURAL FOODS CORP.
                           -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               DECEMBER 31, 2002
                               -----------------


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


NOTE 5 - Income Taxes
         ------------

         The Company is subject to Federal and state income taxes but has not incurred a liability for such taxes due to losses incurred. As of December 31, 2002 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $199,000. This NOLC is available to offset future federal taxable income, if any, through 2021. Limitations on the utilization of the Company's net operating tax loss carryforward could result in the event of certain changes in the Company's ownership.

         The Company had deferred tax assets of approximately $68,000 at December 31, 2002, resulting primarily from net operating loss carryforwards. Th deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.


NOTE 6 - Commitments and Contingencies
         -----------------------------

         Legal
         -----

         The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.