Form 10QSB
period 2003-06-30
KUSHI NATURAL FOODS CORP
filed 2003-08-14
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:

                        Commission file number 000-30115
                                               ---------


                            KUSHI NATURAL FOODS CORP.
       ------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter.)


        DELAWARE                                            13-3912047
--------------------------------                       --------------------
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)


              445 Central Avenue - Suite 112, Cedarhurst, New York  11506
       ------------------------------------------------------------------
          (Address of principal executive offices, including zip code.)


                                (516) 295-7600
               -------------------------------------------------
               (Issuer's telephone number, including area code.)


       ------------------------------------------------------------------
                 (Former Address, if changed since last report.)

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

                                     Part I
                              Financial Information

Item 1. Financial Statements


                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                          $   26,425
                                                                     ----------

Total Assets                                                         $   26,425
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                   $   17,198
                                                                     ----------

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                                  --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                  1,059
  Additional Paid-In Capital                                            213,494
  Deficit Accumulated in the Development Stage                         (205,326)
                                                                     ----------

         Total Stockholders' Equity                                       9,227
                                                                     ----------

Total Liabilities and Stockholders' Equity                           $   26,425
                                                                     ==========


The accompanying notes are an integral part of the financial statements.


                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             From
                                               Six Months Ended              Three Months Ended          August 1, 1996
                                         -----------------------------   ----------------------------     (Inception)
                                                   June 30,                        June 30,               To June 30,
                                         -----------------------------   ----------------------------    ------------
                                             2003            2002            2003            2002            2003
                                         ------------    ------------    ------------    ------------    ------------
Revenues                                 $         --    $         --    $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative
    Expenses                                    2,592           3,641           1,870             849          66,990
                                         ------------    ------------    ------------    ------------    ------------

Loss from Operations                           (2,592)         (3,641)         (1,870)           (849)        (66,990)

Other Income:
  Interest Income                                  --              53              --              --           2,949
                                         ------------    ------------    ------------    ------------    ------------

Loss from Continuing Operations                (2,592)         (3,588)         (1,870)           (849)        (64,041)
                                         ------------    ------------    ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                  --              --              --              --         (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                     --              --              --              --         (42,142)
                                         ------------    ------------    ------------    ------------    ------------
                                                   --              --              --              --        (141,285)
                                         ------------    ------------    ------------    ------------    ------------

Net Loss                                 $     (2,592)   $     (3,588)   $     (1,870)   $       (849)   $   (205,326)
                                         ============    ============    ============    ============    ============
Earnings Per Common Share - Basic

Weighted Average Common Shares
  Outstanding                              10,588,718      10,588,718      10,588,718      10,588,718
                                         ============    ============    ============    ============

Net Loss Per Common Share - Basic        $       (.00)   $       (.00)   $       (.00)   $       (.00)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.



                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                 Six Months Ended      Cumulative From
                                                            ------------------------   August 1, 1996
                                                                     June 30,            (Inception)
                                                            ------------------------     To June 30,
                                                               2003          2002          2003
                                                            ----------    ----------    ----------
Cash Flows from Operating Activities:
  Net Loss                                                  $   (2,592)   $   (3,588)   $ (205,326)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                --            --         3,970
  Loss from Operations of Discontinued Joint Venture                --            --        99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                        --            --        42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                      (977)       (1,350)       17,198
                                                            ----------    ----------    ----------

Net Cash (Used) by Operating Activities                         (3,569)       (4,938)      (42,873)
                                                            ----------    ----------    ----------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                       --            --       (47,854)
  Cash Acquired Pursuant to Spin-Off                                --            --       115,167
                                                            ----------    ----------    ----------

Net Cash Provided by Investing Activities                           --            --        67,313
                                                            ----------    ----------    ----------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                        --            --         1,985
                                                            ----------    ----------    ----------

Net Cash Provided by Financing Activities                           --            --         1,985
                                                            ----------    ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                (3,569)       (4,938)       26,425

Cash and Cash Equivalents - Beginning                           29,994        36,224            --
                                                            ----------    ----------    ----------

Cash and Cash Equivalents - Ending                          $   26,425    $   31,286    $   26,425
                                                            ==========    ==========    ==========

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                $       --    $       --    $       --
                                                            ==========    ==========    ==========

  Cash Paid for Interest                                    $       --    $       --    $       --
                                                            ==========    ==========    ==========

Non-Cash Investing and Financing Activities:
  Contributed Capital by Former Officers Pursuant
    to Debt Cancellation                                    $       --    $       --    $   78,250
                                                            ==========    ==========    ==========
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.              $       --    $       --    $  130,348
                                                            ==========    ==========    ==========
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                            $       --    $       --    $    1,985
                                                            ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (Unaudited)

         NOTE 1 - Basis of Presentation
                  ---------------------

                  In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                  The results for interim periods are not necessary indicative of the results to be obtained for a full fiscal year.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

         Results of Operations - Through June 30, 2003.

         The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the six month periods ended June 30, 2002 and 2003, were ($3,588) and ($2,592), respectively. The decrease in the net loss resulted from a decrease in Selling, General and Administrative Expense (SG&A) from $3,641 to $2,592 and which was partially offset by a decrease in interest income ($53 in 2002 versus $0 in 2003). The decrease in interest income reflects the transfer of the Company's funds from a money market account to a checking account.

         Liquidity and Capital Resources.

         On June 30, 2003, the Company had $26,425 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1     Certification of the President

                  99.2     Certification of the Treasurer

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KUSHI NATURAL FOODS CORP.


Dated: Cedarhurst, New York            By: /s/ DR. EUGENE STRICKER
August 13, 2003                            -------------------------------------
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