Form 10KSB
period 2003-12-31
KUSHI NATURAL FOODS CORP
filed 2004-03-30
CIK 1104040

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


         For the fiscal year ended December 31, 2003

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

                    42 Barrett Road, Lawrence, New York 11559
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)

                                 (516) 239-2360
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the lack of average bid and asked prices of such stock on March 30, 2004 was $0.00. The number of shares outstanding of the issuer's common stock as of March 12, 2004 was 10,588,718.

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

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company currently maintains a mailing address at 42 Barrett Road, Lawrence, New York 11559, which is the office and residence address of Dr. Eugene Stricker. The Company's telephone number is (516) 239-2360 which is the telephone number of Dr. Eugene Stricker. These offices and telephone number are used without expense to the Company. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address and facilities.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceeding.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of stockholders during the fourth quarter of 2004.

                                     PART II

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 200 holders of record of the Company's common stock on December 31, 2003. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

Liquidity and Capital Resources

         On December 31, 2003, the Company had on hand approximately $23,000 which represents the net remaining of the $115,000 cash that it received in the spin off. Such assets are maintained in a checking account and a money market account and earn nominal interest. In the opinion of Management, these assets should be sufficient to enable the Company to effect this registration under the Exchange Act and file periodic reports until such time as it is able to locate an acquisition partner and complete its business plan.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Costs of operations during the year ended December 31, 2003 consisted of $6,677 in Selling, General and Administrative expense which was primarily related professional fees and EDGARizer's charges to complying with the reporting requirements under the Exchange Act of 1934, as amended.

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

SEE "FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                        Age        Positions Held and Tenure
----                        ---        -------------------------

Dr. Eugene Stricker          66        President and a Director since inception

Mark Schindler               82        Vice President, Secretary and a Director
                                       since inception

Daniel A. France             55        Treasurer a Director since February 1999

Frank J. Hariton             55        Assistant Secretary since December 1999

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

         The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

         Dr. Eugene Stricker was elected a Director upon the organization of the Company and has served the Company as President and Director since inception. He had been a partner with Mr. Schindler in Madison Venture Capital II, Inc., a venture capital firm, for more than five years, prior to such firm's dissolution in late 2002. Since 2003, he has been the principal of Fifth Avenue Venture Capital Partners, Inc., a venture capital firm. From 1968 until 1991, he held various administrative positions within the New York State Department of Health, including serving as special assistant to the Commissioner. Dr. Stricker is a graduate of the University of Maryland, received his Doctor of Dentistry from Howard University, Washington, D.C., and received a Masters in Public Health from the University of Michigan at Ann Arbor. He was a Director of Servtex International, Inc. from September 1991 until its merger with Hymedix, Inc. (HYMX:OTCBB) in February 1994. From December 1991 to November 1994 he was a Director of Natural Child Care, Inc. which merged into Winners All International, Inc. in September 1992 and which later became Erecotes Industries, Inc. (UREC:OTCBB). In July 1993, he became a Director of Light Savers USA, Inc. and served until February 1995 when that company was merged into Hospitality World Wide, Inc. (HWS:AMEX) which later became Hotel Works.com. Dr. Stricker was a Director and Secretary of Kushi Macrobiotics Corp ("KMC") from May 1994 to October 1996 when it merged with American Phoenix Group, Inc. ("APGI") which later merged with Tal Wireless Networks, Inc. (TALW:OTCBB) .

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

         Frank J. Hariton is an attorney in private practice with offices in White Plains, New York. He has been engaged in the private practice of law for more than the last five years. He received a B.A. in 1971 and a J.D. in 1974 from Case Western Reserve University. He was also assistant secretary of Vitafort International Corporation (VRFT:OTCBB), a company which was engaged in developing, marketing and distributing snack foods and low fat and fat free snacks from December 1989 to June 2002.

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

Conflicts of Interest

         The officers and directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month, except at times when a business combination may be imminent. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Dr. Stricker will devote most of his time to the affairs of Fifth Avenue Venture Capital Partners, Inc., and this may result in conflicts with the Company. In addition, in the future, one or more members of management may become involved in the management of other "blank check" companies. Messrs. Schindler and Stricker, or Fifth Avenue Venture Capital Partners, Inc. may receive consulting fees for investment banking or business consulting services which they may offer to a party to a business combination with the Company. While, Messrs. Stricker and Schindler believe that any such fees will be consistent with fees that they or Fifth Avenue Venture Capital Partners, Inc. may charge to entities in similar circumstances, the presence of such fees may impact upon the number of shares received by the Company's shareholders in the business combination.

         There is no procedure in place which would allow the Company's management to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

ITEM 10:          EXECUTIVE COMPENSATION.

         No officer or director has received any remuneration from the Company during the year ended December 31, 2003. The Company's officers and directors purchased the Company's stock in the December 1999 Private Placement. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as of December 31, 2003, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


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

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

KUSHI NATURAL FOODS CORP.


By: /s/ DR. EUGENE STRICKER
    --------------------------------------
    Dr. Eugene Stricker, President

NEW YORK, NEW YORK
DATE:  March 30, 2004


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title(s)                        Date
----                              --------                        ----


/s/ DR.EUGENE STRICKER            Director and President          March 30, 2004
---------------------------       (Principal Executive
Dr. Eugene Stricker               and Finanacial Officer)


/s/ MARK SCHINDLER                Director                        March 30, 2004
---------------------------
Mark Schindler


/s/ DANIEL A. FRANCE              Director and Treasurer          March 30, 2004
---------------------------       (Principal Accounting Officer)
Daniel A. France


/s/ FRANK J. HARITON              Director                        March 30, 2004
---------------------------
Frank J. Hariton

REPORT OF INDEPENDENT AUDITORS
------------------------------


The Board of Directors and Stockholders
Kushi Natural Foods Corp.

We have audited the accompanying balance sheet of Kushi Natural Foods Corp. (a development stage enterprise) as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003, and for the period August 1, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kushi Natural Foods Corp. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, and for the period August 1, 1996 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                     WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
January 30, 2004

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                DECEMBER 31, 2003
                                -----------------

ASSETS
------
Current Assets:

  Cash and Cash Equivalents                                              $    22,945
                                                                         -----------

Total Assets                                                             $    22,945
                                                                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

  Accounts Payable                                                       $    17,803

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding               $        --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding        1,059
  Additional Paid-In Capital                                  213,494
  Deficit Accumulated in the Development Stage               (209,411)
                                                          -----------

         Total Stockholders' Equity                                            5,142
                                                                         -----------

Total Liabilities and Stockholders' Equity                               $    22,945
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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                       Cumulative
                                                                                          From
                                                                                      August 1, 1996
                                                               Year Ended              (Inception)
                                                               December 31,           To December 31,
                                                       ----------------------------    ------------
                                                           2003            2002            2003
                                                       ------------    ------------    ------------
Revenues                                               $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative Expenses                6,677           6,958          71,075
                                                       ------------    ------------    ------------

Loss from Operations                                         (6,677)         (6,958)        (71,075)

Other Income:
  Interest Income                                                --              53           2,949
                                                       ------------    ------------    ------------

Loss from Continuing Operations                              (6,677)         (6,905)        (68,126)
                                                       ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture             --              --         (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                                --              --         (42,142)
                                                       ------------    ------------    ------------
                                                                 --              --        (141,285)
                                                       ------------    ------------    ------------

Net Loss                                               $     (6,667)   $     (6,905)   $   (209,411)
                                                       ============    ============    ============

Earnings Per Common Share - Basic

Weighted Average Common Shares Outstanding               10,588,718      10,588,718
                                                       ============    ============

Net Loss Per Common Share - Basic                      $       (.00)   $       (.00)
                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2003
         --------------------------------------------------------------

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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2003
         --------------------------------------------------------------
                                   (Continued)

                                                                              Deficit
                                                                            Accumulated
                                                              Additional      In The
                                Preferred        Common        Paid-In      Development
                                  Stock          Stock         Capital         Stage           Total
                               ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1999   $         --   $      1,059   $    213,494   $   (187,554)   $     26,999

Net Loss for the Year Ended
  December 31, 2000                      --             --             --         (3,404)         (3,404)
                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000             --          1,059        213,494       (190,958)         23,595

Net Loss for the Year Ended
  December 31, 2001                      --             --             --         (4,871)         (4,871)
                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001             --          1,059        213,494       (195,829)         18,724

Net Loss for the Year Ended
  December 31, 2002                      --             --             --         (6,905)         (6,905)
                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2002             --          1,059        213,494       (202,734)         11,819

Net Loss for the Year Ended
  December 31, 2003                      --             --             --         (6,677)         (6,677)
                               ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2003   $         --   $      1,059   $    213,494   $   (209,411)   $      5,142
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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                              Cumulative
                                                                                                 From
                                                                     Year Ended             August 1, 1996
                                                                     December 31,            (Inception)
                                                             ----------------------------   To December 31,
                                                                 2003           2002             2003
                                                             ------------    ------------    ------------
Cash Flows from Operating Activities:
  Loss from Continuing Operations                            $     (6,677)   $     (6,905)   $   (209,411)
  Adjustments to Reconcile Loss from Continuing
    Operations to Net Cash (Used) by Operating Activities:
  Stock Compensation                                                   --              --           3,970
  Loss from Operations of Discontinued Joint Venture                   --              --          99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                           --              --          42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                         (372)            675          17,803
                                                             ------------    ------------    ------------

Net Cash (Used) by Operating Activities                            (7,049)         (6,230)        (46,353)
                                                             ------------    ------------    ------------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                          --              --         (47,854)
  Cash Acquired Pursuant to Spin-Off                                   --              --         115,167
                                                             ------------    ------------    ------------

Net Cash Provided by Investing Activities                              --              --          67,313
                                                             ------------    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                           --              --           1,985
                                                             ------------    ------------    ------------

Net Cash Provided by Financing Activities                              --              --           1,985
                                                             ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                   (7,049)         (6,230)         22,945

Cash and Cash Equivalents - Beginning                              29,994          36,224              --
                                                             ------------    ------------    ------------

Cash and Cash Equivalents - Ending                           $     22,945    $     29,994    $     22,945
                                                             ============    ============    ============

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                 $         --    $         --    $         --
                                                             ============    ============    ============

  Cash Paid for Interest                                     $         --    $         --    $         --
                                                             ============    ============    ============

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                     $         --    $         --    $     69,250
                                                             ============    ============    ============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                             $         --    $         --    $      1,985
                                                             ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2003
                                -----------------


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


NOTE 2 -          Summary of Significant Accounting Policies
                  ------------------------------------------

                  Use of Estimates
                  ----------------

                  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2003
                                -----------------


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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2003
                                -----------------


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


NOTE 5 -          Income Taxes
                  ------------

                  As of December 31, 2003 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $206,000. This NOLC is available to offset future federal taxable income, if any, through 2021. Limitations on the utilization of the Company's net operating tax loss carryforward could result in the event of certain changes in the Company's ownership.

                  The Company had deferred tax assets of approximately $70,000 at December 31, 2003, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.


NOTE 6 -          Commitments and Contingencies
                  -----------------------------

                  Legal
                  -----

                  The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.