Form 10QSB
period 2004-03-31
KUSHI NATURAL FOODS CORP
filed 2004-05-21
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004.

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

                                 (516) 239-2360
                -------------------------------------------------
                (Issuer's telephone number, including area code.)


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

                                     Part I
                              Financial Information

Item 1.           Financial Statements


                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2004
                                 --------------
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                           $   20,159
                                                                      ----------

Total Assets                                                          $   20,159
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                    $   16,828

Commitments and Contingencies

Stockholders' Equity:

 Preferred Stock, $.0001 par value; 5,000,000 shares
  Authorized, none issued and outstanding              $       --
 Common Stock, $.0001 par value; 35,000,000 shares
  Authorized, 10,588,718 shares issued and outstanding      1,059
 Additional Paid-In Capital                               213,494
 Deficit Accumulated in the Development Stage            (211,222)
                                                       ----------

        Total Stockholders' Equity                                         3,331
                                                                      ----------

Total Liabilities and Stockholders' Equity                            $   20,159
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

                                                                                       Cumulative
                                                                                          From
                                                             Quarter Ended            August 1, 1996
                                                                March 31,              (Inception)
                                                       ----------------------------    To March 31,
                                                           2004            2003            2004
                                                       ------------    ------------    ------------
Revenues                                               $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative Expenses                1,811             722          72,886
                                                       ------------    ------------    ------------

Loss from Operations                                         (1,811)           (722)        (72,886)

Other Income:
  Interest Income                                                --              --           2,949
                                                       ------------    ------------    ------------

Loss from Continuing Operations                              (1,811)           (722)        (69,937)
                                                       ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of Discontinued Joint Venture             --              --         (99,143)
  Loss on Write-Off of Investment in Discontinued
    Joint Venture                                                --              --         (42,142)
                                                       ------------    ------------    ------------
                                                                 --              --        (141,285)
                                                       ------------    ------------    ------------

Net Loss                                               $     (1,811)   $       (722)   $   (211,222)
                                                       ============    ============    ============

Earnings Per Common Share - Basic
Weighted Average Common Shares Outstanding               10,588,718      10,588,718
                                                       ============    ============
Net Loss Per Common Share - Basic                      $       (.00)   $       (.00)
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

                                                                                             Cumulative
                                                                                                From
                                                                  Quarter Ended            August 1, 1996
                                                                     March 31,               (Inception)
                                                            ----------------------------    To March 31,
                                                                2004            2003            2004
                                                            ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                                  $     (1,811)   $       (722)   $   (211,222)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                  --              --           3,970
  Loss from Operations of Discontinued Joint Venture                  --              --          99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                          --              --          42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                        (975)         (2,475)         16,828
                                                            ------------    ------------    ------------

Net Cash (Used) by Operating Activities                           (2,786)         (3,197)        (49,139)
                                                            ------------    ------------    ------------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                         --              --         (47,854)
  Cash Acquired Pursuant to Spin-Off                                  --              --         115,167
                                                            ------------    ------------    ------------

Net Cash Provided by Investing Activities                             --              --          67,313
                                                            ------------    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                          --              --           1,985
                                                            ------------    ------------    ------------

Net Cash Provided by Financing Activities                             --              --           1,985
                                                            ------------    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents                  (2,786)         (3,197)         20,159

Cash and Cash Equivalents - Beginning                             22,945          29,994              --
                                                            ------------    ------------    ------------

Cash and Cash Equivalents - Ending                          $     20,159    $     26,797    $     20,159
                                                            ============    ============    ============

Supplemental Disclosure of Cash Information:
  Cash Paid for Income Taxes                                $         --    $         --    $         --
                                                            ============    ============    ============
  Cash Paid for Interest                                    $         --    $         --    $         --
                                                            ============    ============    ============

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                    $         --    $         --    $     69,250
                                                            ============    ============    ============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                            $         --    $         --    $      1,985
                                                            ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                   (Unaudited)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through March 31, 2004.

The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the three month periods ended March 31, 2003 qnd 2004, were ($722) and ($1,811), respectively. The decrease in the net loss resulted from an increase in Selling, General and Administrative Expense (SG&A) from $722 to $1,811.

Liquidity and Capital Resources.

On September 30, 2003, the Company had $20,159 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits

         99.1     Certification of the President

         99.2     Certification of the Treasurer

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KUSHI NATURAL FOODS CORP.




Dated: Lawrence, New York         By: /s/ DR. EUGENE STRICKER
May 21, 2004                          ------------------------------------------
                                      Dr. Eugene Stricker, President and
                                       Principal Executive and Financial Officer


                                  By: /s/ DANIEL A. FRANCE
                                      ------------------------------------------
                                      Daniel A. France, Treasurer and Principal
                                       Accounting Officer