Form 10QSB
period 2004-09-30
KUSHI NATURAL FOODS CORP
filed 2004-11-15
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004.

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

                    YES [X]            NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock par value per share, at September 30, 2004 was 10,588,718 shares.

                                     Part I
                              Financial Information

Item 1.  Financial Statements


                        (A Development Stage Enterprise)
                        --------------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                               SEPTEMBER 30, 2004
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets:


  Cash and Cash Equivalents                                        $     18,515
                                                                   ------------

Total Assets                                                       $     18,515
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

  Accounts Payable                                                 $     16,828
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                        $         --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding                  1,059
  Additional Paid-In Capital                                            213,494
  Deficit Accumulated in the Development Stage                         (212,866)
                                                                   ------------

         Total Stockholders' Equity                                       1,687
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $     18,515
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

                                                                                                        Cumulative From
                                                                                                       ----------------
                                                                                                        August 1, 1996
                                                                                                       ----------------
                                              Nine Months Ended              Three Months Ended           (Inception)
                                         ----------------------------    ----------------------------  ----------------
                                                September 30,                   September 30,          To September 30,
                                         ----------------------------    ----------------------------  ----------------
                                             2004            2003            2004            2003            2004
                                         ------------    ------------    ------------    ------------    ------------
Revenues                                 $         --    $         --    $         --    $         --    $         --
Costs and Expenses:
  Selling, General and Administrative
    Expenses                                    3,455           3,351             848             759         (74,530)
                                         ------------    ------------    ------------    ------------    ------------

Loss from Operations                           (3,455)         (3,351)           (848)           (759)        (74,530)

Other Income:
  Interest Income                                  --              --              --              --           2,949
                                         ------------    ------------    ------------    ------------    ------------

Loss from Continuing Operations                (3,455)         (3,351)           (848)           (759)        (71,581)
                                         ------------    ------------    ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                  --              --              --              --         (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                     --              --              --              --         (42,142)
                                         ------------    ------------    ------------    ------------    ------------
                                                   --              --              --              --        (141,285)
                                         ------------    ------------    ------------    ------------    ------------

Net Loss                                 $     (3,455)   $     (3,351)   $       (848)   $       (759)   $   (212,866)
                                         ============    ============    ============    ============    ============

Earnings Per Common Share - Basic

Weighted Average Common Shares
  Outstanding                              10,588,718      10,588,718      10,588,718      10,588,718
                                         ============    ============    ============    ============

Net Loss Per Common Share - Basic        $       (.00)   $       (.00)   $       (.00)   $       (.00)
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

                                                                                           Cumulative From
                                                                                          ----------------
                                                                                           August 1, 1996
                                                                                          ----------------
                                                                Nine Months Ended            (Inception)
                                                            ----------------------------  ----------------
                                                                   September 30,          to September 30,
                                                            ----------------------------  ----------------
                                                                2004           2003             2004
                                                            ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                                  $     (3,455)   $     (3,351)   $   (212,866)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                  --              --           3,970
  Loss from Operations of Discontinued Joint Venture                  --              --          99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                          --              --          42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                        (975)         (2,847)         16,828
                                                            ------------    ------------    ------------

Net Cash (Used) by Operating Activities                           (4,430)         (6,198)        (50,783)
                                                            ------------    ------------    ------------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                         --              --         (47,854)
  Cash Acquired Pursuant to Spin-Off                                  --              --         115,167
                                                            ------------    ------------    ------------

Net Cash Provided by Investing Activities                             --              --          67,313
                                                            ------------    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                          --              --           1,985
                                                            ------------    ------------    ------------

Net Cash Provided by Financing Activities                             --              --           1,985
                                                            ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                  (4,430)         (6,198)         18,515

Cash and Cash Equivalents - Beginning                             22,945          29,994              --
                                                            ------------    ------------    ------------

Cash and Cash Equivalents - Ending                          $     18,515    $     23,796    $     18,515
                                                            ============    ============    ============

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                $         --    $         --    $         --
                                                            ============    ============    ============

  Cash Paid for Interest                                    $         --    $         --    $         --
                                                            ============    ============    ============

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant to
    Debt Cancellation                                       $         --    $         --    $     78,250
                                                            ============    ============    ============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.              $         --    $         --    $    130,848
                                                            ============    ============    ============
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                            $         --    $         --    $      1,985
                                                            ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2004
                               ------------------
                                   (Unaudited)
                                   -----------


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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

         Results of Operations - Through September 30, 2004.

         The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the three month periods ended September 30, 2003 and 2004, were ($759) and ($848), respectively. The increase in the net loss resulted from an increase in Selling, General and Administrative Expense (SG&A) from $759 to $848. Such nominal variations in costs incurred are in the opinion of management within normal expectations for a company engaged in our business.

         Liquidity and Capital Resources.

                  On September 30, 2004, the Company had $18,515 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future.

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

         Item 5.   Other Information.

         None

         Item 6.   Exhibits and Reports on Form 8-K.

         (a) EXHIBITS

         31.1 Certification by Treasurer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by President , Chief Executive Officer and Director, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1   Certifications by President and Treasurer, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

(b) Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KUSHI NATURAL FOODS CORP.




Dated: Lawrence, New York          By: /s/ DR. EUGENE STRICKER
                                       -----------------------------------------
November 15, 2004                      Dr. Eugene Stricker, President and
                                       Principal Executive and Financial Officer


                                   By: /s/ DANIEL A. FRANCE
                                       -----------------------------------------
                                       Daniel A. France, Treasurer and Principal
                                       Accounting Officer