Form 10KSB
period 2004-12-31
KUSHI NATURAL FOODS CORP
filed 2005-04-08
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


         For the fiscal year ended December 31, 2004

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

                                     PART II

ITEM 5.      MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 200 holders of record of the Company's common stock on December 31, 2004. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

ITEM 6.      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

Plan of Operations

         Kushi intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Kushi has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any more than preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

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

Liquidity and Capital Resources

         On December 31, 2004, the Company had on hand approximately $16,000 which represents the net remaining of the $115,000 cash that it received in the spin off. Such assets are maintained in a checking account and a money market account and earn nominal interest. In the opinion of Management, these assets should be sufficient to enable the Company to effect this registration under the Exchange Act and file periodic reports until such time as it is able to locate an acquisition partner and complete its business plan.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Costs of operations during the year ended December 31, 2004 consisted of $7,370 in Selling, General and Administrative expense which was primarily related professional fees and EDGARizer's charges to complying with the reporting requirements under the Exchange Act of 1934, as amended.

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

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                         Age        Positions Held and Tenure

Dr. Eugene Stricker          67         President and a Director since inception

Mark Schindler               83         Vice President, Secretary and a Director
                                        since inception

Daniel A. France             56         Treasurer a Director since February 1999

Frank J. Hariton             56         Assistant Secretary since December 1999

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

         Daniel A. France, was a co-founder of KMC and became Vice President/Finance and Chief Financial Officer of KMC on July 6, 1994 and Assistant Secretary on December 15, 1994. Mr. France was the Chief Financial Officer of Natural Child Care, Inc. from May 1992 until September 1993. Following its merger with Winners All International, Inc. ("WAI"), he maintained the accounting records of WAI and Light Savers USA, Inc. until December 1994 when he resigned from both to devote full time to KMC. Mr. France served as KMC's Vice President/Finance and Chief Financial Officer from July 1994 until shortly after KMC's merger with APGI in September 1996. Mr. France was self employed as a financial and business consultant until 2001 when he became Vice President and Chief Financial Officer of Apelon, Inc., a privately held software development and services company. Mr. France was elected treasurer and a director of the Company in February 1999. Mr. France is a CPA.

         Frank J. Hariton is an attorney in private practice with offices in White Plains, New York. He has been engaged in the private practice of law for more than the last five years. He received a B.A. in 1971 and a J.D. in 1974 from Case Western Reserve University. He was also assistant secretary of Vitafort International Corporation (VRFT:OTC), a company which was engaged in developing, marketing and distributing snack foods and low fat and fat free snacks from December 1989 to June 2002 and has been Assistant Secretary of Continental Beverage and Nutrition, Inc. (COBN:OTCBB), a company engaged in the bottled water and value added beverage business since 2004.

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

ITEM 10:     EXECUTIVE COMPENSATION.

         No officer or director has received any remuneration from the Company during the year ended December 31, 2004. The Company's officers and directors purchased the Company's stock in the December 1999 Private Placement. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

ITEM 11:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2004, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


         NAME                                   NUMBER               PERCENTAGE
         ----                                   OF SHARES             OF CLASS
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


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10-SB.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

KUSHI NATURAL FOODS CORP.


By: /s/ DR. EUGENE STRICKER
    ---------------------------------
    Dr. Eugene Stricker, President

LAWRENCE, NEW YORK
DATE:  April 6, 2005


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title(s)                            Date
----                           --------                            ----


/s/ DR.EUGENE STRICKER         Director and President              April 6, 2005
---------------------------    (Principal Executive
Dr. Eugene Stricker            and Finanacial Officer)


/s/ MARK SCHINDLER             Director                            April 6, 2005
---------------------------
Mark Schindler


/s/ DANIEL A. FRANCE           Director and Treasurer              April 6,2005
---------------------------    (Principal Accounting Officer)
Daniel A. France


/s/ FRANK J. HARITON           Director                            April 6, 2005
---------------------------
Frank J. Hariton

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

BALANCE SHEET DECEMBER 31, 2004                                             F-3

STATEMENTS OF OPERATIONS                                                    F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2004              F-5

STATEMENTS OF CASH FLOWS                                                    F-7

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2004                             F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders

Kushi Natural Foods Corp.

We have audited the accompanying balance sheet of Kushi Natural Foods Corp. (a development stage enterprise) as of December 31, 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004, and for the period August 1, 1996 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kushi Natural Foods Corp. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, and for the period August 1, 1996 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                           WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
March 4, 2005

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                DECEMBER 31, 2004
                                -----------------


                                     ASSETS
                                     ------

Current Assets:

  Cash and Cash Equivalents                                                $     15,997
                                                                           ------------

Total Assets                                                               $     15,997
                                                                           ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities:

  Accounts Payable                                                         $     18,225

Commitments and Contingencies

Stockholders' Deficit:

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                $         --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding          1,059
  Additional Paid-In Capital                                    213,494
  Deficit Accumulated in the Development Stage                 (216,781)
                                                           ------------

         Total Stockholders' Deficit                                             (2,228)
                                                                           ------------

Total Liabilities and Stockholders' Deficit                                $     15,997
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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                 Cumulative
                                                                                    From
                                                                                August 1, 1996
                                                         Year Ended              (Inception)
                                                         December 31,           To December 31,
                                                 ----------------------------    ------------
                                                     2004            2003            2004
                                                 ------------    ------------    ------------
Revenues                                         $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative Expenses          7,370           6,677          78,445

Loss from Operations                                   (7,370)         (6,677)        (78,445)
                                                 ------------    ------------    ------------

Other Income:
  Interest Income                                          --              --           2,949
                                                 ------------    ------------    ------------

Loss from Continuing Operations                        (7,370)         (6,677)        (75,496)
                                                 ------------    ------------    ------------

Discontinued Operations:

  Loss from Operations of
          Discontinued Joint Venture                       --              --         (99,143)
  Loss on Write-Off of Investment
         in Discontinued Joint Venture                     --              --         (42,142)
                                                 ------------    ------------    ------------
                                                           --              --        (141,285)
                                                 ------------    ------------    ------------

Net Loss                                         $     (7,370)   $     (6,667)   $   (216,781)
                                                 ============    ============    ============

Earnings Per Common Share - Basic

Weighted Average Common
         Shares Outstanding                        10,588,718      10,588,718
                                                 ============    ============

Net Loss Per Common Share - Basic                $       (.00)   $       (.00)
                                                 ============    ============

The accompanying notes are an integral part of the financial statements.

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2004
         --------------------------------------------------------------

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

            KUSHI NATURAL FOODS CORP.(A Development Stage Enterprise)
            ---------------------------------------------------------
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------------
         FOR THE PERIOD AUGUST 1, 1996 (INCEPTION) TO DECEMBER 31, 2004
         --------------------------------------------------------------

                                   (Continued)

                                                                                     Deficit
                                                                                   Accumulated
                                                                     Additional      In The
                                       Preferred        Common        Paid-In      Development
                                         Stock          Stock         Capital         Stage           Total
                                      ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1999          $         --   $      1,059   $    213,494    $   (187,554)   $     26,999

Net Loss for the Year Ended
  December 31, 2000                             --             --             --          (3,404)         (3,404)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2000                    --          1,059        213,494        (190,958)         23,595

Net Loss for the Year Ended
  December 31, 2001                             --             --             --          (4,871)         (4,871)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2001                    --          1,059        213,494        (195,829)         18,724

Net Loss for the Year Ended
  December 31, 2002                             --             --             --          (6,905)         (6,905)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2002                    --          1,059        213,494        (202,734)         11,819

Net Loss for the Year Ended
  December 31, 2003                             --             --             --          (6,677)         (6,677)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2003                    --          1,059        213,494        (209,411)          5,142

Net Loss for the Year Ended
  December 31, 2004                             --             --             --          (7,370)         (7,370)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004          $         --   $      1,059   $    213,494    $   (216,781)   $     (2,228)
                                      ============   ============   ============    ============    ============

The accompanying notes are an integral part of the financial statements.

            KUSHI NATURAL FOODS CORP.(A Development Stage Enterprise)
            ---------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                              Cumulative
                                                                                                 From
                                                                     Year Ended             August 1, 1996
                                                                     December 31,            (Inception)
                                                             ----------------------------   To December 31,
                                                                 2004           2003             2004
                                                             ------------    ------------    ------------
Cash Flows from Operating Activities:
  Loss from Continuing Operations                            $     (7,370)   $     (6,677)   $   (216,781)
  Adjustments to Reconcile Loss from Continuing
    Operations to Net Cash (Used) by Operating Activities:
  Stock Compensation                                                   --              --           3,970
  Loss from Operations of Discontinued Joint Venture                   --              --          99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                           --              --          42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                          422            (372)         18,225
                                                             ------------    ------------    ------------

Net Cash (Used) by Operating Activities                            (6,948)         (7,049)        (53,301)
                                                             ------------    ------------    ------------

Cash Flows from Investing Activities:
  Investment in Joint Venture                                          --              --         (47,854)
  Cash Acquired Pursuant to Spin-Off                                   --              --         115,167
                                                             ------------    ------------    ------------

Net Cash Provided by Investing Activities                              --              --          67,313
                                                             ------------    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                           --              --           1,985
                                                             ------------    ------------    ------------

Net Cash Provided by Financing Activities                              --              --           1,985
                                                             ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents                   (6,948)         (7,049)         15,997

Cash and Cash Equivalents - Beginning                              22,945          29,994              --
                                                             ------------    ------------    ------------

Cash and Cash Equivalents - Ending                           $     15,997    $     22,945    $     15,997
                                                             ============    ============    ============

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                                 $         --    $         --    $         --
                                                             ============    ============    ============

  Cash Paid for Interest                                     $         --    $         --    $         --
                                                             ============    ============    ============

Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                     $         --    $         --    $     69,250
                                                             ============    ============    ============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale of
    Common Stock                                             $         --    $         --    $      1,985
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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2004
                                -----------------


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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2004
                                -----------------


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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2004
                                -----------------


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

                            KUSHI NATURAL FOODS CORP.
                            -------------------------
                        (A Development Stage Enterprise)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2004
                                -----------------


NOTE 5 -          Income Taxes
                  ------------

         As of December 31, 2004 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $213,000. This NOLC is available to offset future federal taxable income, if any, through 2021. Limitations on the utilization of the Company's net operating tax loss carryforward could result in the event of certain changes in the Company's ownership.

         The Company had deferred tax assets of approximately $72,000 at December 31, 2004, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.


NOTE 6 -          Commitments and Contingencies
                  -----------------------------

                  Legal
                  -----

         The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.