Form 10QSB
period 2005-06-30
KUSHI NATURAL FOODS CORP
filed 2005-08-12
CIK 1104040

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                      FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005

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

                               YES [X]     NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock par value per share, at June 30, 2005 was 10,588,718 shares.

Part I - Financial Information

Item 1.  Financial Statements

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                             CONDENSED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets:

  Cash and Cash Equivalents                                     $     11,567
                                                                ------------

Total Assets                                                    $     11,567
                                                                ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:

  Accounts Payable                                              $     15,325

Commitments and Contingencies

Stockholders' Equity (Deficit):

  Preferred Stock, $.0001 par value; 5,000,000 shares
    Authorized, none issued and outstanding                     $         --
  Common Stock, $.0001 par value; 35,000,000 shares
    Authorized, 10,588,718 shares issued and outstanding               1,059
  Additional Paid-In Capital                                         213,494
  Deficit Accumulated in the Development Stage                      (218,311)
                                                                ------------
      Total Stockholders' Equity (Deficit)                            (3,758)
                                                                ------------
Total Liabilities and Stockholders' Equity (Deficit)            $     11,567
                                                                ============

The accompanying notes are an integral part of the financial statements.


                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             Cumulative
                                                                                                                From
                                                                                                            August 1, 1996
                                                  Six Months Ended              Three Months Ended           (Inception)
                                                      June 30,                       June 30,                To June 30,
                                            ----------------------------    ----------------------------    ------------
                                                2005            2004            2005            2004            2005
                                            ------------    ------------    ------------    ------------    ------------
Revenues                                    $         --    $         --    $         --    $         --    $         --

Costs and Expenses:
  Selling, General and Administrative
    Expenses                                      (1,005)          2,607           1,811             796          79,975
                                            ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                   (1,005)         (2,607)         (1,811)           (796)        (79,975)

Other Income:
  Interest Income                                     --              --              --              --           2,949
                                            ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                   (1,005)         (2,607)         (1,811)           (796)        (77,026)
                                            ------------    ------------    ------------    ------------    ------------
Discontinued Operations:

  Loss from Operations of Discontinued
    Joint Venture                                     --              --              --              --         (99,143)
  Loss on Write-Off of Investment in
    Discontinued Joint Venture                        --              --              --              --         (42,142)
                                            ------------    ------------    ------------    ------------    ------------
                                                      --              --              --              --        (141,285)
                                            ------------    ------------    ------------    ------------    ------------
Net Loss                                    $     (1,005)   $     (2,607)   $     (1,811)   $       (796)   $   (218,311)
                                            ============    ============    ============    ============    ============
Earnings Per Common Share - Basic

Weighted Average Common Shares
  Outstanding                                 10,588,718      10,588,718      10,588,718      10,588,718
                                            ============    ============    ============    ============

Net Loss Per Common Share - Basic           $       (.00)   $       (.00)   $       (.00)   $       (.00)
                                            ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.


            KUSHI NATURAL FOODS CORP.(A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                         (Unaudited)

                                                                                          Cumulative
                                                                                            From
                                                                                        August 1, 1996
                                                                    Six Months            (Inception)
                                                                     June 30,             To June 30,
                                                           ---------------------------   ------------
                                                               2005           2004           2005
                                                           ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net Loss                                                 $     (1,005)  $     (2,607)  $   (218,311)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) by Operating Activities:
  Stock Compensation                                                 --             --          3,970
  Loss from Operations of Discontinued Joint Venture                 --             --         99,143
  Loss on Write-Off of Investment in Discontinued Joint
     Venture                                                         --             --         42,142
  Changes in Operating Assets and Liabilities:

     Increase (Decrease) in Accounts Payable                     (1,425)          (975)        15,325
                                                           ------------   ------------   ------------

Net Cash (Used) by Operating Activities                          (2,430)        (3,582)       (57,731)
                                                           ------------   ------------   ------------
Cash Flows from Investing Activities:
  Investment in Joint Venture                                        --             --        (47,854)
  Cash Acquired Pursuant to Spin-Off                                 --             --        115,167
                                                           ------------   ------------   ------------

Net Cash Provided by Investing Activities                            --             --         67,313
                                                           ------------   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds of Stock Subscriptions Receivable                         --             --          1,985
                                                           ------------   ------------   ------------

Net Cash Provided by Financing Activities                            --             --          1,985
                                                           ------------   ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                 (2,430)        (3,582)        11,567

Cash and Cash Equivalents - Beginning                            13,997         22,945             --
                                                           ------------   ------------   ------------

Cash and Cash Equivalents - Ending                         $     11,567   $     19,363   $     11,567
                                                           ============   ============   ============

Supplemental Disclosure of Cash Information:

  Cash Paid for Income Taxes                               $         --   $         --   $         --
                                                           ============   ============   ============

  Cash Paid for Interest                                   $         --   $         --   $         --
                                                           ============   ============   ============
Non-Cash Investing and Financing Activities:
  Contributed Capital by Officers Pursuant
    to Debt Cancellation                                   $         --   $         --   $     69,250
                                                           ============   ============   ============
  Issuance of Common Stock as Consideration for
    the Net Assets of Kushi Macrobiotics Corp.
  Increase in Stock Subscriptions Receivable Upon Sale
    of Common Stock                                        $         --   $         --   $      1,985
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

                            KUSHI NATURAL FOODS CORP.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                  June 30, 2005
                                  -------------
                                   (Unaudited)

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

NOTE 2 - Subsequent Events
         -----------------

         On August 9, 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired a 100% ownership interest in Hanxin (Cork) International Holding Co., Ltd., a British Virgin Islands limited liability corporation ("Hanxin International") through a merger of Hanxin International into Acquisition Sub (the "Merger"). The Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company's common stock and (ii) 1,000 shares of the Company's Series A Preferred Stock, which are convertible into 177,185,642 shares of the Company's common stock (the "Merger"). Hanxin International is the direct parent of Xi'An Cork Investments Consultative Management Co., a People's Republic of China corporation ("Xi'An") and as the indirect parent of Xian Hanxin Science and Technology Co., Ltd., a People's Republic of China corporation ("Hanxin") both privately-held corporations. The aggregate amount of shares of common stock issuable to the shareholders of Hanxin International pursuant to the Merger, taking into account conversion of all of shares of the Series A Preferred Stock, shall represent 95% of the issued and outstanding shares of the Company's common stock. Under the terms of the Agreement and Plan of Merger (the "Agreement") executed on July 11, 2005, the current stockholders of the Registrant will continue to own an aggregate of 5% of the issued and outstanding shares of the Company's common stock.

         Subsequent to the Merger, Acquisition Sub now owns 100% of Xi'An, which, in turn, will continue to own ninety two percent (92%) of the issued and outstanding shares of capital stock of Hanxin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through June 30, 2005.

The Company was incorporated under the laws of the State of Delaware on August 1, 1996, and is in the early developmental and promotional stages. To date the Company's only activities have been acquiring the "Kushi Assets", as defined below, liquidating the same and activities directed at developing its present business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. (APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was effected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $48,000. Since its loss of its investment in the joint venture in 1997 the Company has been an dormant "shell corporation" with its activities only activities being those relating to finding an acquisition partner. The net loss during the six month periods ended June 30, 2004 and 2005, were ($2,607) and ($1,005), respectively. The decrease in the net loss resulted from a decrease in Selling, General and Administrative Expense (SG&A) in such amounts. Such variations in costs incurred are, in the opinion of management, within normal expectations for a company engaged in our business.

Liquidity and Capital Resources.

         On June 30, 2005, the Company had $11,567 in cash and cash equivalents. As the Company does not have active operations, these funds should be sufficient for the Company's needs as a "blank check shell company" for the foreseeable future. As reflected in a Current Report on Form 8-K filed on August 9, 2005, the Company completed an acquisition and ceased to be a "blank check company".

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      EXHIBITS

         31.1 Certification by President, Chief Executive Officer and Director, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification by Treasurer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certifications by President and Treasurer, pursuant to 18 USC
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KUSHI NATURAL FOODS CORP.


Dated: Lawrence, New York              By: /s/ DR. EUGENE STRICKER
August 12, 2005                            -------------------------------------
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