Form 10QSB
period 2005-09-30
KUSHI NATURAL FOODS CORP
filed 2005-11-21
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:

                        Commission file number 000-30115

                            KUSHI NATURAL FOODS CORP.
                          ---------------------------
       (Exact name of Small Business Issuer as specified in its charter.)

               DELAWARE                                      13-3912047
    (State of other jurisdiction of                        (IRS Employer
     incorporation or organization)                       Identification No.)

                        3rd Floor, A Tower of Chuang Xin
                              Information Building
                  NO. 72 SECOND KEJI ROAD, HI TECH ZONE, XI'AN,
                      SHAANXI 710075 P.R. CHINA
             ------------------------------------------------------
             (Address of principal executive offices, including zip
                                      code)

                              (011) 86-13301996766
                      (Issuer's telephone number, including
                                   area code)

                       42 BARRETT ROAD, LAWRENCE, NEW YORK
                                      11559
                                     ------
                 (Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 1, 2005 there were 34,588,718 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                            KUSHI NATURAL FOODS CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
                  September 30, 2005 (Unaudited) ..........................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 2005 and 2004 .............................    4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended
                  September 30, 2005 and 2004 .............................    5

      Notes to Consolidated Financial Statements (Unaudited) .............. 6-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation ..15-24

      Item 3 - Controls and Procedures ....................................   24


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ..........................................   25

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   25

      Item 3 - Default upon Senior Securities .............................   25

      Item 4 - Submission of Matters to a Vote of Security Holders ........   25

      Item 5 - Other Information ..........................................   25

      Item 6 - Exhibits ...................................................   25

      Signatures ..........................................................   26

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)




CURRENT ASSETS:
    Cash and cash equivalents                                          $ 6,144,572
    Accounts receivable, net of allowance for doubtful
        accounts of $16,539                                              1,339,335
    Inventories                                                            682,445
    Prepaid expenses and other current assets                              501,863
                                                                       -----------


        Total Current Assets                                             8,668,215

INVESTMENT                                                               1,726,243

PROPERTY AND EQUIPMENT, net                                              2,517,019

LAND USE RIGHTS, net                                                       154,535
                                                                       -----------


        Total Assets                                                   $13,066,012
                                                                       ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Mortgage payable                                                   $   369,909
    Current portion of long-term debt                                        5,492
    Accounts payable, accrued expenses and other current liabilities       279,588
    Loan from stockholders                                                  78,349
    Taxes payable                                                        1,477,180
                                                                       -----------


        Total Current Liabilities                                        2,210,518

LONG-TERM DEBT                                                              53,370

MINORITY INTEREST                                                        1,284,707
                                                                       -----------


        Total Liabilities                                                3,548,595
                                                                       -----------


STOCKHOLDERS' EQUITY:
    Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
        1,000 shares issued and outstanding)                                     1
    Common stock ($.0001 par value; 35,000,000 shares authorized;
        34,588,718 shares issued and outstanding)                            3,459
    Additional paid-in capital                                           4,397,404
    Retained earnings                                                    4,957,266
    Accumulated other comrehensive income                                  159,287
                                                                       -----------


        Total Stockholders' Equity                                       9,517,417
                                                                       -----------


        Total Liabilities and Stockholders' Equity                     $13,066,012
                                                                       ===========



                 See notes to consolidated financial statements



                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)




                                                 For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ---------------------------
                                                    2005             2004           2005           2004
                                                ------------    ------------    ------------    ------------

NET REVENUES                                    $  4,086,540    $  3,702,180    $  9,262,593    $  8,108,771

COST OF SALES                                      2,373,861       1,917,012       5,202,224       4,242,067
                                                ------------    ------------    ------------    ------------


GROSS PROFIT                                       1,712,679       1,785,168       4,060,369       3,866,704
                                                ------------    ------------    ------------    ------------


OPERATING EXPENSES:
    Selling expenses                                 380,784         394,060         887,120         891,522
    General and administrative                        77,445         128,223         258,549         392,196
                                                ------------    ------------    ------------    ------------


        Total Operating Expenses                     458,229         522,283       1,145,669       1,283,718
                                                ------------    ------------    ------------    ------------


INCOME FROM OPERATIONS                             1,254,450       1,262,885       2,914,700       2,582,986

OTHER INCOME (EXPENSE):
     Interest income (expense), net                   (3,336)         (4,138)            901         (10,809)
     Other income                                     18,842          18,058          56,377          55,191
     Acquisition costs                              (280,179)           --          (280,179)           --
                                                ------------    ------------    ------------    ------------


        Total Other Income (Expense)                (264,673)         13,920        (222,901)         44,382
                                                ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES                           989,777       1,276,805       2,691,799       2,627,368

INCOME TAXES                                         181,037            --           349,426            --
                                                ------------    ------------    ------------    ------------


INCOME BEFORE MINORITY INTEREST                      808,740       1,276,805       2,342,373       2,627,368

MINORITY INTEREST                                     65,198         102,144         187,889         210,189
                                                ------------    ------------    ------------    ------------


NET INCOME                                           743,542       1,174,661       2,154,484       2,417,179

OTHER COMPREHENSIVE INCOME
    Foreign currency translation gain                159,287            --           159,287            --
                                                ------------    ------------    ------------    ------------


COMPREHENSIVE INCOME                            $    902,829    $  1,174,661    $  2,313,771    $  2,417,179

                                                ============    ============    ============    ============


NET INCOME, PER SHARE (As restated to reflect subsequent reverse stock split)

    Basic                                       $       0.13    $       0.20    $       0.37    $       0.42
                                                ============    ============    ============    ============

    Diluted                                     $       0.02    $       0.03    $       0.06    $       0.07
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Basic                                          5,764,786       5,764,786       5,764,786       5,764,786
                                                ============    ============    ============    ============

    Diluted                                       35,295,727      35,295,727      35,295,727      35,295,727
                                                ============    ============    ============    ============



                 See notes to consolidated financial statements



                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                  ---------------------------
                                                                      2005           2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 2,154,484    $ 2,417,179
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   168,495        124,947
      Minority interest                                               187,889        210,189
    Changes in assets and liabilities:
      Accounts receivable                                             980,475       (962,603)
      Inventories                                                      10,794        351,019
      Prepayments and other current assets                            642,859         52,789
      Accounts payable and accrued expenses                          (903,697)       455,445
      Customer deposits                                               (22,811)         6,040
      Taxes payable                                                   725,851        329,822
      Other current liabilities                                       (47,236)       205,161

                                                                  -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,897,103      3,189,988

                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of deposit                                               1,233,030           --
    Acquisition of investment                                      (1,726,243)          --
    Proceeds from sale of marketable securities                         4,309           --
    Mergers (Net of minority interests
        and equity issued)                                            246,606           --
    Purchase of property and equipment                                (33,028)      (464,303)

                                                                  -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (275,326)      (464,303)

                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage payable                                    369,909           --
    Payments of mortgage payable                                         --         (193,293)
    Proceeds from long-term debt                                         --           64,028
    Payments of long-term debt                                         (3,942)        (1,244)
    Proceeds from loan from stockholders                            1,096,623        744,839
    Dividend paid                                                        --         (773,331)

                                                                  -----------    -----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,462,590       (159,001)

                                                                  -----------    -----------

FOREIGN CURRENCY TRANSLATION GAINS                                     32,336           --

                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                          5,116,703      2,566,684

CASH AND CASH EQUIVALENTS - beginning of period                     1,027,869        608,536

                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                         $ 6,144,572    $ 3,175,220
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
         Interest paid                                            $    15,371    $    10,809
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
     In April 2005 and August 2005, the Company completed two mergers (Note 1).



                 See notes to consolidated financial statements.

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE ORGANIZATION AND OPERATIONS

         Kushi Natural Foods Corp. (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Prior to the merger of Kushi, the Company was inactive.

         The Company owns 100% of Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. Hanxin International owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both People's Republic of China (PRC) corporations.

         Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Presently, approximately 75% of Hanxin's sales are to customers in China and the balance of its sales are made to customers in India, the United States, Germany and Japan.

         Merger of Kushi

         In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin International. The Company acquired Hanxin International in exchange for: (i) 24,000,000 shares of common stock and (ii) 1,000 shares of the Series A Preferred Stock of the Company.

         Subsequent to the merger and upon the conversion of the Series A, the former shareholders of Hanxin International will own 95% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Hanxin International, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Hanxin International deemed the accounting acquirer and Kushi deemed the accounting acquiree.

         Merger of Hanxin

         In April 2005, Hanxin International acquired a 92% interest in Hanxin through its wholly-owned subsidiary, Xi'An. As a result of the ownership interests of the former stockholders of Hanxin, for financial statement purposes, the merger was treated as a reverse acquisition, with Hanxin deemed the accounting acquirer and Hanxin International deemed the accounting acquiree.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the consolidated financial statements of Hanxin (Cork) International Holding Co., Ltd. and Subsidiaries for the years ended December 31, 2004 and 2003 and notes thereto contained in Form 8-K as filed with the Securities and Exchange Commission on August 10, 2005. Interim results are not necessarily indicative of the results for a full year.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2005 and 2004 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         INVENTORIES

         The Company values inventories, consisting of finished goods, work in progress and raw materials, at the lower of cost or market. Cost is determined on the weighted average method.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

         INVESTMENT

         Investment is recorded at cost.

         IMPAIRMENTS OF LONG-LIVED ASSETS

         If facts and circumstances indicate that the carrying value of investment, property and equipment and land use rights may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. At September 30, 2005, the Company does not believe that any impairments have occurred.

         NET INCOME PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

         CONCENTRATION OF CREDIT RISK

         The Company's financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable, and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, accounts receivable, other current assets, loan payable, accounts payable, accrued expenses, taxes payable and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's long-term debt approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2005.

         MINORITY INTEREST

         Minority interest represents the minority shareholders' proportionate share of the equity of the Company's subsidiary, Xi'An, which was 8% at September 30, 2005. The minority interest is adjusted each period for the minority's share of the earnings or losses of Xi'An.

         FOREIGN CURRENCY TRANSLATION

         The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

         REVENUE RECOGNITION

         The Company's revenues from the sale of products are recognized when the goods are shipped, title passes and collectibility is reasonably assured.

         ADVERTISING COSTS

         Advertising costs are recognized as incurred. Advertising costs were $59,783 and $98,072 for the nine months ended September 30, 2005 and 2004, respectively.

         SHIPPING AND HANDLING COSTS

         Shipping and handling costs are classified as cost of sales and recognized when the related sale is recognized. Shipping and handling costs were $97,714 and $85,659 for the nine months ended September 30, 2005 and 2004, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS

         Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.


NOTE 2 - INVENTORIES

         Inventories at September 30, 2005, consisted of the following:

             Raw material                            $     582,864
             Work in process                                38,922
             Finished goods                                 60,659
                                                     -------------
                                                     $     682,445
                                                     =============


NOTE 3 - PREPAYMENTS AND OTHER CURRENT ASSETS

         As of September 30, 2005 prepayments and other current assets included advances to vendors of $369,674.


NOTE 4 - INVESTMENT

         On June 28, 2005, the Company purchased a 12% interest in Shaanxi DeRong Technology Information Development Co. Ltd., a PRC corporation, incorporated on February 2, 2000 in Xi'An, Shaanxi, China, and which owns a cork tree forest plantation, for $1,726,243.

NOTE 5 - PROPERTY AND EQUIPMENT

         At September 30, 2005, property and equipment consisted of the following:

                                               ESTIMATED LIFE
             Buildings and improvement            27 - 35    $   1,829,854
             Manufacturing equipment                   8         1,070,292
             Office furniture and equipment            5           114,487
             Vehicle                                   8            55,113
             Construction in progress                                  890
                                                             -------------
                                                                 3,070,636
             Less: Accumulated depreciation                       (553,617)
                                                             -------------

                                                             $   2,517,019
                                                             =============

         For the nine months ended September 30, 2005 and 2004, depreciation expense amounted to $165,276 and $121,793, respectively.


NOTE 6 - LAND USE RIGHT

         The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right.

         At September 30, 2005, land use right at cost, less accumulated amortization consisted of the following:

             Land use right                          $    171,705
             Less: Accumulated amortization               (17,170)
                                                     ------------

                                                     $    154,535
                                                     ============

         For nine months ended September 30, 2005 and 2004, amortization expense amounted to $3,219 and $3,154, respectively.

NOTE 7 - MORTGAGE PAYABLE

         At September 30, 2005, mortgage payable to a bank, with interest at 9.486% per annum, with interest payable on a monthly basis and principal due May 12, 2006 and collateralized by a certain building and land use right.

NOTE 8 - LONG-TERM DEBT

         At September 30, 2005, long-term debt consisted of the following:

     Long-term debt to a bank in monthly installments,
     with interest at 5.04%, per annum, due June 25, 2014
     and collateralized by a certain building.                      $  58,862

        Less: Current portion                                          (5,492)
                                                                    ---------

                                                                    $  53,370
                                                                    =========

         The minimum future payments of long-term debt for the next five years are as follows:

          2005 (10/01/2005 to 12/31/2005)                    $      1,347
          2006                                                      5,562
          2007                                                      5,849
          2008                                                      6,150
          2009                                                      6,467
          2010                                                      6,801
          Thereafter                                               26,686
                                                             ------------

                                                             $     58,862
                                                             ============

         Under the terms of the long-term debt, the interest rate changes in accordance with change of the inter-banking borrowing rate set by the People's Bank of China (China's central bank).


NOTE 9 - LOAN FROM STOCKHOLDERS

         Loan from stockholders are non-interest bearing and due on demand.

NOTE 10 -STOCKHOLDERS' EQUITY

         On August 8, 2005, the Company designated 1,000 shares of Series A Preferred Stock (Series A), which are convertible into 177,185,642 shares of the Company's common stock upon the Company's amendment of its Certificate of Incorporation to increase the Company's authorized shares of common stock to not less than 200,000,000 shares.

         On September 30, 2005, effective in December 2005, the Company's stockholders approved, but have not yet filed, an amendment to its Certificate of Incorporation to: (1) change its name to HanKersen International Corp.; and
(2) increase the authorized shares of common stock, par value $.0001, per share, to 200,000,000 shares.

         On September 30, 2005, the Company declared a reverse common stock split, effective December 9, 2005, whereby one share of common stock will be issued in exchange for every six shares of common stock outstanding. All net income per share amounts have been restated to reflect the reverse stock split.


NOTE 11 - INCOME TAXES

         The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.


NOTE 12 - CONCENTRATION OF CREDIT RISK

         Concentration of credit risk with respect to trade accounts receivable are limited as customers represent a wide variety of companies who are dispersed throughout China. Three customers accounted for 60% total accounts receivable as of September 30, 2005.

NOTE 13 - FOREIGN SUBSIDIARIES

         Operations

         Substantially all of the Companies' operations are carried out and all of its assets are located in the PRC. Accordingly, the Companies' business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Companies' business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

         Dividends and Reserves

         Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:
(i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

         As of September 30, 2005, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $918,501.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report of Form 8-K as filed with the Securities and Exchange Commission.

         Overview

         On August 9, 2005, under an Agreement and Plan of Merger, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition Sub") acquired a 100% ownership interest in Hanxin (Cork) International Holding Co., Ltd., a British Virgin Islands limited liability corporation ("Hanxin International"). The Registrant acquired Hanxin International in exchange for (i) 24,000,000 shares of the Registrant's common stock and (ii) 1,000 shares of the Registrant's Series A Preferred Stock, which are convertible into 177,185,642 shares of the Registrant's common stock (the "Merger"). Hanxin International is the direct parent of Xi'An Cork Investments Consultative Management Co., a People's Republic of China corporation ("Xi'An") and as the indirect parent of Xian Hanxin Science and Technology Co., Ltd., a People's Republic of China corporation ("Hanxin") both privately-held corporations. The aggregate amount of shares of common stock issuable to the shareholders of Hanxin International pursuant to the Merger, taking into account conversion of all of shares of the Series A Preferred Stock, shall represent 95% of the issued and outstanding shares of the Registrant's common stock. Under the terms of the Agreement and Plan of Merger (the "Agreement") executed on July 11, 2005, the current stockholders of the Registrant will continue to own an aggregate of 5% of the issued and outstanding shares of the Registrant's common stock. For financial reporting purposes, the exchange of stock was treated as a reverse acquisition of Hanxin with the former shareholders of the Company retaining 10,588,718 shares of common stock, or approximately 5% of the outstanding stock, after giving effect to the conversion of 1,000 Series A Preferred shares which, on an as if converted basis of 177,185,642 common shares, gives Hanxin shareholders a controlling interest in the Company. Hanxin International was deemed the accounting acquirer and the Registrant was deemed the accounting acquiree.

         Subsequent to the Merger, Acquisition Sub now owns 100% of Xi'An, which, in turn, will continue to own ninety two percent (92%) of the issued and outstanding shares of capital stock of Hanxin.

         Hanxin (Cork) International Holding Co., Ltd. incorporated in September 2004, in the British Virgin Islands, acquired a 92% interest in Xi'an Hanxin Technology Co., Ltd. ("Hanxin") through its wholly-owned subsidiary, Xi'an Cork Investments Consultative Management Co., Ltd., in April 2005. Xi'an Hanxin Technology Co. Ltd. incorporated in July 2002 in Shaanxi Province, China, engages in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

         Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Presently, approximately 75% of Hanxin's sales are to customers in China, and the balance of its sales are made to customers in India, the United States, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

         Hanxin' s objective is to utilize the cost advantages of being based in China in order to become a leading cork processor. In order to achieve its objectives Hanxin plans to increase its sales and marketing efforts, to seek to acquire other cork exporting companies in China and to establish its own cork plantation. There can be no assurance that Hanxin will be able to achieve these objectives.

         Foreign Exchange Considerations

         Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues.

         Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining comprehensive net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets.

         On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately. If any devaluation of the RMB were to occur in the future, returns on our operations in China, which are expected to be in the form of RMB, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the RMB were to occur in the future, our product sales in China and in other countries may be negatively affected.

         Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A summary of significant accounting policies is included in Note 1 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

         We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five to 35 five years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

         The Company's revenues from the sale of products are recognized when the goods are shipped, title passes and collectibility is reasonably assured.

         RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         Revenues

         For the nine months ended September 30, 2005, our revenues were $9,252,593 as compared to $8,108,771 for the nine months ended September 30, 2004, an increase of $1,153,822 or approximately 14.2%. We attribute this increase in net revenues to a better marketing effort, gradual acceptance of our cork wood floor, wall and decorating materials in the residential as well as commercial real estate market, and our well known brand recognition.

         Cost of Sales and Gross Profit

         For the nine months ended September 30, 2005, cost of sales amounted to $5,202,225 or 56.2% of net revenues as compared to cost of sales of $4,242,067 or 52.3% of net revenues for the nine months ended September 30, 2004, a percentage increase of 3.9% due mainly to price increase in raw materials. Gross profit for the nine months ended September 30, 2005 was $4,060,369 or 43.8% of revenues, as compared to $3,866,704 or 47.7% of revenues for the nine months ended September 30, 2004.

         Operating Expenses

         Our operating expenses significantly decreased for the nine months ended September 20, 2005 from the nine months ended September 30, 2004 as a result of decreased selling expenses, which was attributable to a decrease in direct advertising and trade shows, offset in part by increased commissions associated with our increased revenues, offset by reduced direct advertising and trade show, as well as decreased general and administrative costs which is primarily attributable to decreases in technical consulting and charitable contributions. Expenditures for technical consulting during 2004 and in 2005 should decrease in future periods as we anticipate that this project will be completed in 2005. Charitable contributions made during 2004 included building a cultural center and new roads for the township where the Company's manufacturing facility is located. We anticipate increases in legal and accounting fees during 2005 and 2006 which are associated with our SEC filings as well as continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

         For the nine months ended September 30, 2005, total operating expenses were $1,145,669 as compared to $1,283,718 for the nine months ended September 30, 2004, a decrease of $138,049 or 10.8%.

         Included in this decrease were:

         For the nine months ended September 30, 2005, selling expenses amounted to $887,120 as compared to $891,522 for the nine months ended September 30, 2004, a decrease of $4,402 or 0.5%. For the nine months ended September 30, 2005, we experienced an increase in commission expenses of approximately $97,000 associated with our increased revenues. These increases were offset by a decrease in shipping and freight costs of approximately $9,000 and a decrease in direct advertising and trade show of $101,000.

         For the nine months ended September 30, 2005, general and administrative expenses were $258,549 as compared to $392,196 for the nine months ended September 30, 2004, a decrease of $133,647 or 34.1%. The decrease is primarily attributable to a decrease of approximately $100,000 in business and technical consulting fees, a decrease of $54,000 in charitable contributions made during 2004 included building a cultural center and new road for the township where the Company's manufacturing facility is located, a decrease of $21,000 in travel and entertainment expenses. These decreases were offset by an increase in general operating expenses such as office expenses, rent, meetings and seminars, and telephone expense associated with increased operations.

         For the nine months ended September 30, 2005, other expenses amounted to $222,901 as compared to other income of $44,382 for the nine months ended September 30, 2004. Other expense (income) for the nine months ended September 30, 2005 and 2004 was associated with reverse-merger acquisition cost of $280,179 in 2005 and rental income from its entertainment facility.

         For the nine months ended September 30, 2005, interest expense was $15,371 as compared to $10,809 for the nine months ended September 30, 2004, an increase of $4,562 or 42.2%. Interest expense for the nine months ended September 30, 2005 and 2004 was associated with our borrowings.

         Our income before income taxes increased by $64,431 or 2.5% to $2,691,799 for the nine months ended September 30, 2005 as compared to $2,627,368 for the nine months ended September 30, 2004 primarily as a result of a decrease in total operating expense described above offset by approximate 3.9% decrease in our gross profit margins for the nine months ended September 30, 2005 from 2004 period, as well as reverse-merger related acquisition costs.

         Our income taxes increased by $349,426 for the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2004 due to the fact that the Company was exempt from income tax in 2004 and is subject to 15% corporate income tax provision afterwards.

         Our income before minority interest decreased by $284,995 or 10.8% to $2,342,373 for the nine months ended September 30, 2005 as compared to $2,627,368 for the nine months ended September 30, 2004 primarily as a result of an increase in income taxes of $349,426 described above.

         For the nine months ended September 30, 2005, we reported a minority interest in income of subsidiary (Hanxin) of $187,889 as compared to $210,189 for the nine months ended September 30, 2004. The minority interest in income of subsidiary is attributable to Hanxin, which we allocated to the minority stockholders, and had the effect of reducing our net income.

         As a result of these factors, we reported net income of $2,154,484 or $.01 per diluted share for the nine months ended September 30, 2005 as compared to net income of $2,417,179 or $.01 per diluted share for the nine months ended September 30, 2004.


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had working capital of $6,457,697 and cash and cash equivalents of $6,144,572. At September 30, 2005, our cash position by geographic area is as follows:

         United States              $        551
         China                         6,144,021
                                    ------------
         Total                      $  6,144,572
                                    ============


         During 2005, we increased our sales by $1,153,822 or 14.2% while reducing our accounts receivable balance by $980,475 or 42.0% since December 31, 2004.

         In order to make sure we have a sufficient supply of raw materials for production in 2005, we have advanced $1,012,094 to our vendors for tree skins in 2004. During 2005, we received a substantial amount of these raw materials, which decreased our prepaid expenses since December 31, 2004 by approximately $643,000 on our consolidated balance sheet.

         During 2005, we reduced our accounts payable, accrued expenses and other current liabilities by $949,403 or 78.6% since December 31, 2004.

         During 2005, we purchased a 12% interest in Shaanxi DeRong Technology Information Development Co. Ltd., a People's Republic of China corporation that incorporated on February 2, 2000 in Xi'An, Shaanxi, China, engages in cork tree plantation, for $1,726,243.

         During 2005, we collected all advances made to shareholders and officers and one of the shareholders advanced $78,349 to the Company. At September 30, 2005, the Company owed the shareholder $78,349.

         As of September 30, 2005, we had $369,909 of a short term mortgage payable maturing on May 12, 2006. Given the fact that we have working capital of $6,457,697 and cash and cash equivalents of 6,144,572 as of September 30, 2005, we do not foreseen our inability to meet this debt obligation.

         Net cash provided by operating activities increased from $3,189,988 for the nine months ended September 30, 2004 to $3,897,103 for the nine months ended September 30, 2005. This increase is primarily attributable to:

         * a decrease of $262,695 in our net income,

         * an increase of $43,548 in depreciation and amortization as a result of the fact that certain property, plant and equipment was added in 2005.

         * a decrease of $22,300 in minority interest which represents that portion of our net income which is attributable to the 8% of Hanxin we do not own,

         * a decease of $1,943,078 in accounts receivable mainly attributable to the fact that we have been collecting our receivables in a more timely manner,

         * a decrease of $340,225 in inventory as a result of better inventory management . We expect our inventory levels to rise as we increase our cork wood floor, wall and decorating materials production,

         * a decrease of $590,070 in prepaid and other current assets, as a result of substantial amount of raw materials being received for advances made to suppliers.

         * a decrease of $1,638,860 in accounts payable and accrued expenses and other current liabilities as a result of the repayment of balances due from our cash provide by operations,

         * an increase of $396,069 in taxes payable as a result of the accrual of income tax payable in the current year upon the expiration of the exemption allowed under Chinese tax law,

         Net cash used in investing activities decreased to $275,326 for the nine months ended September 30, 2005 as compared to $464,303 for the nine months ended September 30, 2004. This change is primarily the result of an increase of $1,726,243 in strategic investment during the nine months ended September 30, 2005, offset in part by a refund of $1,233,030 from abandoned acquisition, of which the Company was interested in acquiring in 2004 and decrease in minority interest vs. an increase of $464,303 in capital expenditures for the acquisition of manufacturing equipment as compared to the prior period.

         Net cash provided by financing activities was $1,462,590 for the nine months ended September 30, 2005 as compared to $159,001 net cash used for the nine months ended September 30, 2004. This change is primarily attributable to an addition of mortgage payable and collection of due from shareholders and officers during the nine months ended September 30, 2005. For the nine months ended September 30, 2005 we received proceeds of $369,909 from mortgage payable from Xi'an Commercial Bank, collected $1,096,623 from our shareholders and officers and repaid long-term debt of $3,942 to a bank. For the nine months ended September 30, 2004, we received proceeds of $64,028 from long-term debt, collected $744,839 from our shareholders and officers offset by repayment of a loan of $193,293 and dividend payment of $773,331.

         Foreign currency translation gain of $32,336.


         We currently have no material commitments for capital expenditures.


         OPERATING RISK

         (a) Country risk

         The Company's revenues are mainly derived from the sale of paper products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

         (b) Products risk

         In addition to competing with other Chinese companies, the Company could have to compete with larger US and European companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. and European companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

         (c) Exchange risk

         The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

         (d) Political risk

         Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

         (e) Key personnel risk

         The Company's future success depends on the continued services of its executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

         (f) Performance of subsidiaries risk


         All of the Company's revenues are derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.


         Off Balance Sheet Arrangements

         Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

     o   Any obligation under certain guarantee contracts;
     o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
     o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and
     o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

         As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 3. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

         There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) or, to our knowledge, in other factors during the period covered by this report, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None


Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

         On September 30, 2005, stockholders owning 55.37% of the Company issued and outstanding common stock, pursuant to a written consent, voted to
         (i) elect new members to the Board of Directors; (ii) change the name of the Company to HanKersen International Corp.; (iii) increase the authorized shares of Common Stock of the Company to 200,000,0000; (iv) declare a one (1) for six (6) reverse stock split for all of its issued and outstanding shares of Common Stock as to holders of record on December 9, 2005; and (v) adopt the Company 2005 Long Term Equity Compensation Plan. The actions adopted in the consent are set forth in the Company's Information Statement which will be circulated to its shareholders on or about November 15, 2005 and shall take effect on or about December 9, 2005.

Item 5. Other Information

             None

Item 6.  Exhibits


Exhibit
Number     Description
-----------   ----------------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KUSHI NATURAL FOODS CORP.


Dated:   November 21, 2005             By:
                                            /s/ PENGCHENG CHEN
                                        ----------------------------------------
                                        Pengcheng Chen, Chief Executive Officer


                                       By: /S/ YI TONG
                                       ----------------------------------
                                       Yi Tong, Chief Financial Officer