Form 10QSB/A
period 2005-09-30
KUSHI NATURAL FOODS CORP
filed 2006-01-18
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                        3rd Floor, A Tower of Chuang Xin
                              Information Building
     No. 72 Second Keji Road, Hi Tech Zone, Xi'An, Shaanxi 710075 P.R. CHINA
     -----------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (011) 86-13301996766
                              --------------------
                (Issuer's telephone number, including area code)

                    42 Barrett Road, Lawrence, New York 11559
                    -----------------------------------------
                 (Former Address, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X]

                            KUSHI NATURAL FOODS CORP.
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheet
        September 30, 2005 (Unaudited)....................................   3
   Consolidated Statements of Operations (Unaudited)
        For the Three and Nine Months Ended September 30, 2005 and 2004... 4 Consolidated Statements of Stockholders' Equity (Unaudited)
        For the Nine Months Ended September 30, 2005 and 2004.............   5
   Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended September 30, 2005 and 2004.............   6

   Notes to Consolidated Financial Statements (Unaudited).................  7-15

   Item 2 - Management's Discussion and Analysis or Plan of Operation..... 16-25

   Item 3 - Controls and Procedures.......................................  25

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................  26

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...  26

   Item 3 - Default upon Senior Securities ...............................  26

   Item 4 - Submission of Matters to a Vote of Security Holders...........  26

   Item 5 - Other Information.............................................  26

   Item 6 - Exhibits......................................................  26

   Signatures.............................................................  27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (RESTATED)
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
                                                                             ===========

                 See notes to consolidated financial statements

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

                                   (Unaudited)

                                                 For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
NET REVENUES                                    $  4,086,540    $  3,702,180    $  9,262,593    $  8,108,771

COST OF SALES                                      2,373,861       1,917,012       5,202,224       4,242,067
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                       1,712,679       1,785,168       4,060,369       3,866,704
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Selling expenses                                380,784         394,060         887,120         891,522
     General and administrative                       77,445         128,223         258,549         392,196
                                                ------------    ------------    ------------    ------------
        Total Operating Expenses                     458,229         522,283       1,145,669       1,283,718
                                                ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                             1,254,450       1,262,885       2,914,700       2,582,986

OTHER INCOME (EXPENSE):
     Interest income (expense), net                   (3,336)         (4,138)            901         (10,809)
     Other income                                     18,842          18,058          56,377          55,191
     Acquisition costs                              (280,179)             --        (280,179)             --
                                                ------------    ------------    ------------    ------------
        Total Other Income (Expense)                (264,673)         13,920        (222,901)         44,382
                                                ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                           989,777       1,276,805       2,691,799       2,627,368

INCOME TAXES                                         181,037              --         349,426              --
                                                ------------    ------------    ------------    ------------
INCOME BEFORE MINORITY INTEREST                      808,740       1,276,805       2,342,373       2,627,368

MINORITY INTEREST                                     65,198         102,144         187,889         210,189
                                                ------------    ------------    ------------    ------------
NET INCOME                                           743,542       1,174,661       2,154,484       2,417,179

OTHER COMPREHENSIVE INCOME
     Foreign currency translation gain               159,287              --         159,287              --
                                                ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME                            $    902,829    $  1,174,661    $  2,313,771    $  2,417,179
                                                ============    ============    ============    ============
NET INCOME, PER SHARE (As restated to reflect
     subsequent reverse stock split)
     Basic                                      $       0.13    $       0.20    $       0.37    $       0.42
                                                ============    ============    ============    ============
     Diluted                                    $       0.13    $       0.20    $       0.37    $       0.42
                                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                         5,764,786       5,764,786       5,764,786       5,764,786
                                                ============    ============    ============    ============
     Diluted                                       5,764,786       5,764,786       5,764,786       5,764,786
                                                ============    ============    ============    ============

                 See notes to consolidated financial statements

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
                  For the Nine Months Ended September 30, 2005

                                                           Preferred Stock, $.0001      Common Stock, $.0001
                                                                  Par Value                  Par Value
                                                          -------------------------   -------------------------   Additional
                                                           Number of                   Number of                    Paid-in
                                                             Shares        Amount        Shares        Amount       Capital
                                                          -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002                                      1,000   $         1    24,000,000   $     2,400   $ 4,409,721
Other comprehensive income (loss):
    Net income (loss)                                              --            --            --            --        (6,667)
    Comprehensive income - foreign currency translation            --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
    Total comprehensive income (loss)                              --            --            --            --        (6,667)
                                                          -----------   -----------   -----------   -----------   -----------
Dividend declared                                                  --            --            --            --            --
Balance, December 31, 2003                                      1,000             1    24,000,000         2,400     4,403,054
Other comprehensive income (loss):
    Net income (loss)                                              --            --            --            --        (7,370)
    Comprehensive income - foreign currency translation            --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
    Total comprehensive income (loss)                              --            --            --            --        (7,370)
                                                          -----------   -----------   -----------   -----------   -----------
Less: Capital Distribution                                         --            --            --            --            --
Balance, December 31, 2004                                      1,000             1    24,000,000         2,400     4,395,684
Issuance of stocks pursuant to share exchange agreement                                10,588,718         1,059         3,250
Other comprehensive income (loss):
    Net income (loss)                                              --            --            --            --        (1,530)
    Comprehensive income - foreign currency translation            --            --            --            --            --
                                                          -----------   -----------   -----------   -----------   -----------
    Total comprehensive income (loss)                              --            --            --            --        (1,530)
                                                          -----------   -----------   -----------   -----------   -----------
Balance, September 30, 2005                                     1,000   $         1    34,588,718   $     3,459   $ 4,397,404
                                                          ===========   ===========   ===========   ===========   ===========

                                                           Retained       Accumulated
                                                           Earnings          Other           Total
                                                          Accumulated    Comprehensive   Stockholders'
                                                            Deficit)         Income         Equity
                                                          -----------    -------------   -------------
Balance, December 31, 2002                                $   123,931     $        --     $ 4,536,053
Other comprehensive income (loss):
    Net income (loss)                                       1,575,853              --       1,569,186
    Comprehensive income - foreign currency translation            --              --              --
                                                          -----------     -----------     -----------
    Total comprehensive income (loss)                       1,575,853              --       1,569,186
                                                          -----------     -----------     -----------
Dividend declared                                            (667,007)             --        (667,007)
Balance, December 31, 2003                                  1,032,777              --       5,438,232
Other comprehensive income (loss):
    Net income (loss)                                       2,978,085              --       2,970,715
    Comprehensive income - foreign currency translation            --              --              --
                                                          -----------     -----------     -----------
    Total comprehensive income (loss)                       2,978,085              --       2,970,715
                                                          -----------     -----------     -----------
Less: Capital Distribution                                 (1,208,080)             --      (1,208,080)
Balance, December 31, 2004                                  2,802,782              --       7,200,867
Issuance of stocks pursuant to share exchange agreement            --              --           4,309
Other comprehensive income (loss):
    Net income (loss)                                       2,154,484              --       2,152,954
    Comprehensive income - foreign currency translation            --         159,287         159,287
                                                          -----------     -----------     -----------
    Total comprehensive income (loss)                       2,154,484         159,287       2,312,241
                                                          -----------     -----------     -----------
Balance, September 30, 2005                               $ 4,957,266     $   159,287     $ 9,517,417
                                                          ===========     ===========     ===========

                 See notes to consolidated financial statements

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

                                   (Unaudited)

                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                        --------------------------
                                                                            2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 2,154,484    $ 2,417,179
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        168,495        124,947
       Minority interest                                                    187,889        210,189
    Changes in assets and liabilities:
       Accounts receivable                                                  980,475       (962,603)
       Inventories                                                           10,794        351,019
       Prepayments and other current assets                                 642,859         52,789
       Accounts payable and accrued expenses                               (903,697)       455,445
       Customer deposits                                                    (22,811)         6,040
       Taxes payable                                                        725,851        329,822
       Other current liabilities                                            (47,236)       205,161
                                                                        -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,897,103      3,189,988
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of deposits                                                    1,233,030             --
    Acquisition of investment                                            (1,726,243)            --
    Proceeds from sale of marketable securities                               4,309             --
    Minority shareholders' share of the equity of Hanxin's subsidiary       246,606             --
    Purchase of property and equipment                                      (33,028)      (464,303)
                                                                        -----------    -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (275,326)      (464,303)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage payable                                          369,909             --
    Payments of mortgage payable                                                 --       (193,293)
    Proceeds from long-term debt                                                 --         64,028
    Payments of long-term debt                                               (3,942)        (1,244)
    Payment to stockholders/officers                                       (223,059)      (469,480)
    Proceeds from stockholders/officers                                   1,319,682      1,214,319
    Dividend                                                                     --       (773,331)
                                                                        -----------    -----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                 1,462,590       (159,001)
                                                                        -----------    -----------
FOREIGN CURRENCY TRANSACTION GAINS                                           32,336             --
                                                                        -----------    -----------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                                5,116,703      2,566,684
CASH AND CASH EQUIVALENTS - beginning of period                           1,027,869        608,536
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - end of period                               $ 6,144,572    $ 3,175,220
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
        Interest paid                                                   $    15,371    $    10,809
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH  TRANSACTION:
        In April 2005 and August 2005, the Company completed two
           mergers (Note 1)

                 See notes to consolidated financial statements.

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

      Merger of Hanxin

      In April 2005, Hanxin International acquired a 92% interest in Hanxin through its wholly-owned subsidiary, Xi'An. As a result of the ownership interests of the former stockholders of Hanxin, for financial statement purpose, the merger was treated as a reverse acquisition, with Hanxin deemed the accounting acquirer and Hanxin International deemed the accounting acquiree.

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

      Minority interest

      Minority interest represents the minority shareholders' proportionate share of the equity of the Company's subsidiary, XIAN, which was 8% at September 30, 2005. The minority interest is adjusted each period for the minority's share of the earnings or losses of Xi'AN.

      Foreign currency translation

      The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

      Revenue recognition

      The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectibility is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customer, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

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

NOTE 2 - INVENTORIES

      Inventories at September 30, 2005, consisted of the following:

            Raw material                            $ 582,864
            Work in process                            38,922
            Finished goods                             60,659
                                                    ---------
                                                    $ 682,445
                                                    =========

NOTE 3 - PREPAYMENTS AND OTHER CURRENT ASSETS

      As of September 30, 2005, the Company prepaid $498,657 to vendors to secure release of certain raw materials, machinery and rent as required by certain vendors and $3,296 to employees for travel advances. For the nine months ended September 30, 2005 and 2004, the amounts of prepayments applied to purchases were $2,922,843 and $0, respectively.

NOTE 4 - INVESTMENT

      On June 28, 2005, the Company purchased a 12% interest in Shaanxi DeRong Technology Information Development Co. Ltd., a PRC corporation, was incorporated on February 2, 2000 in Xi'An, Shaanxi, China, and which owns a cork tree forest plantation, for $1,726,243.

NOTE 5 - PROPERTY AND EQUIPMENT

      At September 30, 2005, property and equipment consisted of the following:

                                             Estimated Life
                                             --------------
            Buildings and improvement            27 - 35           $ 1,829,854
            Manufacturing equipment                 8                1,070,292
            Office furniture and equipment          5                  114,487
            Vehicle                                 8                   55,113
            Construction in progress                                       890
                                                                   -----------
                                                                     3,070,636
            Less: Accumulated depreciation                            (553,617)
                                                                   -----------
                                                                   $ 2,517,019
                                                                   ===========

      For the nine months ended September 30, 2005 and 2004, depreciation expense amounted to $165,276 and $121,793, respectively.

NOTE 6 - LAND USE RIGHT

      The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right.

      At September 30, 2005, land use right at cost, less accumulated amortization consisted of the following:

            Land use right                      $ 171,705
            Less: Accumulated amortization        (17,170)
                                                ---------
                                                $ 154,535
                                                =========

      For nine months ended September 30, 2005 and 2004, amortization expense amounted to $3,219 and $3,154, respectively.

NOTE 7 - MORTGAGE PAYABLE

      At September 30, 2005, mortgage payable to a bank, with interest at 9.486%, per annum, with interest payable on a monthly basis and principal due May 12, 2006 and collateralized by a certain building and land use right.

NOTE 8 - LONG-TERM DEBT

      At September 30, 2005, long-term debt consisted of the following:

      Long term debt to a bank in monthly installments,
      with interest at 5.04%, per annum, due June 25, 2014
      and collateralized by a certain building.                   $  58,862

      Less: Current portion                                          (5,492)
                                                                  ---------
                                                                  $  53,370
                                                                  =========

      The minimum future payments of long-term debt for the next five years are as follows:

      2005 (10/01/2005 to 12/31/2005)         $  1,347
      2006                                       5,562
      2007                                       5,849
      2008                                       6,150
      2009                                       6,467
      2010                                       6,801
      Thereafter                                26,686
                                              --------
                                              $ 58,862
                                              ========

      Under the terms of the long-term debt, the interest rate changes in accordance with change of the inter-banking borrowing rate set by the People's Bank of China (China's central bank).

NOTE 9 - LOAN FROM STOCKHOLDERS

      Loan from stockholders are non-interest bearing and due on demand.

NOTE 10 - STOCKHOLDERS' EQUITY

      On August 8, 2005, the Company designated 1,000 shares of Series A Preferred Stock (Series A), which are convertible into 177,185,642 shares of the Company's common stock upon the Company's amendment of its Certificate of Incorporation to increase the Company's authorized shares of common stock to not less that 200,000,000 shares.

      On September 30, 2005, effective in December 2005, the Company's stockholders approved but have not yet filed an amendment to its Certificate of Incorporation to: (1) change its name to HanKersen International Corp.; (2) increase the authorized shares of preferred stock, par value $0.0001, per share, to 5,000,000 shares, and (3) increase the authorized shares of common stock, par value $.0001, per share, to 200,000,000 shares.

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

      Per PRC Income Tax Law, any new corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. The Company is qualified as a High Tech corporation. Based on this regulation, the Company is exempt from income tax in 2003 and 2004. The Company's tax-exempt status is terminated as of December 31, 2004 and its income is subject to 15% tax as of January 1, 2005. As a result, the Company had tax-exempt benefit in the amount of $0 and $362,577, or $0 and $3.73 per share for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, taxes payable consisted of the following:

      Value-added tax                            $ 1,099,949
      Corporate income tax provision                 351,132
      Local taxes and surcharges                      26,499

                                                 $ 1,477,580

NOTE 12 - CONCENTRATION OF CREDIT RISK

      Concentration of credit risk with respect to trade accounts receivable are limited as customers represent a wide variety of companies who are dispersed throughout China. Three customers accounted for 60.0% of trade accounts receivable as of September 30, 2005.

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

      The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectibility is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from customer, product delivery is evidenced by warehouse shipping log as well as bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

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

      Operating Expenses

      Our operating expenses significantly decreased for the nine months ended September 20, 2005 from the nine months ended September 30, 2004 as a result of decreased selling expenses, which was attributable to decrease in direct advertising and trade show, offset in part by increased commissions associated with our increased revenues, offset by reduced direct advertising and trade show, as well as decreased general and administrative costs which is primarily attributable to decreases in technical consulting and charitable contributions. Expenditures for technical consulting during 2004 and in 2005 should decrease in future periods as we anticipate that this project will be completed in 2005. Charitable contribution made during 2004 included building a cultural center and new road for the township where the Company's manufacturing facility located. We anticipate increases in legal and accounting fees during 2005 and 2006 which are associated with our SEC filings as well as continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

      For the nine months ended September 30, 2005, total operating expenses were $1,145,669 as compared to $1,283,718 for the nine months ended September 30, 2004, a decrease of $138,049 or 10.8%.

      Included in this decrease were:

      * For the nine months ended September 30, 2005, selling expenses amounted to $887,120 as compared to $891,522 for the nine months ended September 30, 2004, a decrease of $4,402 or 0.5%. For the nine months ended September 30, 2005, we experienced an increase in commission expenses of approximately $97,000 associated with our increased revenues. These increases were offset by a decrease in shipping and freight costs of approximately $9,000 and a decrease in direct advertising and trade show of $101,000.

      * For the nine months ended September 30, 2005, general and administrative expenses were $258,549 as compared to $392,196 for the nine months ended September 30, 2004, a decrease of $133,647 or 34.1%. The decrease is primarily attributable to a decrease of approximately $100,000 in business and technical consulting fees, a decrease of $54,000 in charitable contribution made during 2004 included building a cultural center and new road for the township where the Company's manufacturing facility located, a decrease of $21,000 in travel and entertainment expenses. These decreases were offset by an increase in general operating expenses such as office expenses, rent, meetings and seminars, and telephone expense associated with increased operations.

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

      Our income before income taxes increased by $64,431 or 2.5% to $2,691,799 for the nine months ended September 30, 2005 as compared to $2,627,368 for the nine months ended September 30, 2004 primarily as a result of a decrease in total operating expense described above offset by approximate 3.9% decrease in our gross profit margins for the nine months ended September 30, 2005 from 2004 period, as well as reverse-merger related acquisition cost.

      Our income taxes increased by $349,426 for the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2004 due to the fact that the Company's tax-exempt status is terminated as of December 31, 2004 and itis subject to 15% corporate income tax provision afterwards.

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

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had working capital of $6,457,697 and cash and cash equivalents of $6,144,572. At September 30, 2005, our cash position by geographic area is as follows:

      United States     $      551
      China              6,144,021
                        ----------
      Total             $6,144,572
                        ==========

      During 2005, we increased our sales by $1,153,822 or 14.2% while reduced our accounts receivable balance by $980,475 or 42.0% since December 31, 2004.

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

      Foreign currency translation gain of $32,336,

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

      (e) Key personnel risk

      The Company's future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

      (f) Performance of subsidiaries risk

      All of the Company's revenues is derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

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

Item 5. Other Information

      None

Item 6. Exhibits

Exhibit
Number      Description
-------     -----------
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

                                    KUSHI NATURAL FOODS CORP.

Dated: January 13, 2006             By: /s/ PENGCHENG CHEN
                                        ---------------------------------------
                                        Pengcheng Chen, Chief Executive Officer

                                    By: /S/ YI TONG
                                        ---------------------------------------
                                        Yi Tong, Chief Financial Officer