Form 10QSB/A
period 2005-09-30
KUSHI NATURAL FOODS CORP
filed 2006-03-08
CIK 1104040

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

                        Commission file number 000-30115

                          HANKERSEN INTERNATIONAL CORP.
                         -------------------------------
       (Exact name of Small Business Issuer as specified in its charter.)

            DELAWARE                                            13-3912047
            --------                                            ----------
 (State of other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)

                        3rd Floor, A Tower of Chuang Xin
                              Information Building
              NO. 72 SECOND KEJI ROAD, HI TECH ZONE, XI'AN, SHAANXI
                710075 P.R. CHINA (Address of principal executive
                          offices, including zip code)

                              (011) 86-13301996766
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
                 (Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 1, 2005 there were 5,764,786 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):
 Yes [  ]   No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX




                                                                                  PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
                  September 30, 2005 (Unaudited) ................................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended September 30, 2005 and 2004    4
      Consolidated Statements of Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2005 and 2004 .........    5
      Consolidated Statements of Cash Flows (Unaudited) (Restated)
                  For the Nine Months Ended September 30, 2005 and 2004 .........    6

      Notes to Consolidated Financial Statements (Unaudited) ....................   7-16

      Item 2 - Management's Discussion and Analysis or Plan of Operation ........  17-26

      Item 3 - Controls and Procedures ..........................................   26


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ................................................   27

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .....   27

      Item 3 - Default upon Senior Securities ...................................   27

      Item 4 - Submission of Matters to a Vote of Security Holders ..............   27

      Item 5 - Other Information ................................................   27

      Item 6 - Exhibits .........................................................   27

      Signatures ................................................................   28


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
              (FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $ 6,144,572
    Accounts receivable, net of allowance for doubtful $c16,539 of       1,339,335
    Inventories                                                            682,445
    Prepaid expenses and other current assets                              501,863
                                                                       -----------


        Total Current Assets                                             8,668,215

INVESTMENT                                                               1,726,243

PROPERTY AND EQUIPMENT, net                                              2,517,019

LAND USE RIGHTS, net                                                       154,535
                                                                       -----------


        Total Assets                                                   $13,066,012
                                                                       ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Mortgage payable                                                   $   369,909
    Current portion of long-term debt                                        5,492
    Convertible note payable - related party                                  --
    Accounts payable, accrued expenses and other current liabilities       279,588
    Accrued expenses                                                          --
    Customer deposits                                                         --
    Loan from stockholders                                                  78,349
    Taxes payable                                                        1,477,180
    Other current liabilities                                                 --
                                                                       -----------


        Total Current Liabilities                                        2,210,518

LONG-TERM DEBT                                                              53,370

MINORITY INTEREST                                                        1,284,707
                                                                       -----------


        Total Liabilities                                                3,548,595
                                                                       -----------


STOCKHOLDERS' EQUITY:
    Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
        1,000 shares issued and outstanding)                                     1
    Common stock ($.0001 par value; 35,000,000 shares authorized;
        34,588,718 shares issued and outstanding)                            3,459
    Additional paid-in capital                                           4,397,404
    Retained earnings                                                    4,957,266
    Accumulated other comrehensive income                                  159,287
                                                                       -----------


        Total Stockholders' Equity                                       9,517,417
                                                                       -----------


        Total Liabilities and Stockholders' Equity                     $13,066,012
                                                                       ===========




                 See notes to consolidated financial statements




                 HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
              (FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                For the Three Months Ended    For the Nine Months Ended
                                                        September 30,               September 30,
                                                --------------------------   ---------------------------
                                                    2005          2004           2005          2004
                                                -----------    -----------    -----------    -----------
NET REVENUES                                    $ 4,086,540    $ 3,702,180    $ 9,262,593    $ 8,108,771

COST OF SALES                                     2,373,861      1,917,012      5,202,224      4,242,067
                                                -----------    -----------    -----------    -----------


GROSS PROFIT                                      1,712,679      1,785,168      4,060,369      3,866,704
                                                -----------    -----------    -----------    -----------


OPERATING EXPENSES:
    Selling expenses                                380,784        394,060        887,120        891,522
    General and administrative                       77,445        128,223        258,549        392,196
                                                -----------    -----------    -----------    -----------


        Total Operating Expenses                    458,229        522,283      1,145,669      1,283,718
                                                -----------    -----------    -----------    -----------


INCOME FROM OPERATIONS                            1,254,450      1,262,885      2,914,700      2,582,986

OTHER INCOME (EXPENSE):
     Interest income (expense), net                  (3,336)        (4,138)           901        (10,809)
     Other income                                    18,842         18,058         56,377         55,191
     Acquisition costs                             (280,179)          --         (280,179)          --
                                                -----------    -----------    -----------    -----------


        Total Other Income (Expense)               (264,673)        13,920       (222,901)        44,382
                                                -----------    -----------    -----------    -----------


INCOME BEFORE INCOME TAXES                          989,777      1,276,805      2,691,799      2,627,368

INCOME TAXES                                        181,037           --          349,426           --
                                                -----------    -----------    -----------    -----------


INCOME BEFORE MINORITY INTEREST                     808,740      1,276,805      2,342,373      2,627,368

MINORITY INTEREST                                    65,198        102,144        187,889        210,189
                                                -----------    -----------    -----------    -----------


NET INCOME                                          743,542      1,174,661      2,154,484      2,417,179

OTHER COMPREHENSIVE INCOME
    Foreign currency translation gain               159,287           --          159,287           --
                                                -----------    -----------    -----------    -----------


COMPREHENSIVE INCOME                            $   902,829    $ 1,174,661    $ 2,313,771    $ 2,417,179

                                                ===========    ===========    ===========    ===========


NET INCOME, PER SHARE (As restated to reflect subsequent reverse stock split)

    Basic                                       $      0.13    $      0.20    $      0.37    $      0.42
                                                ===========    ===========    ===========    ===========

    Diluted                                     $      0.13    $      0.20    $      0.37    $      0.42
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Basic                                         5,764,786      5,764,786      5,764,786      5,764,786
                                                ===========    ===========    ===========    ===========

    Diluted                                       5,764,786      5,764,786      5,764,786      5,764,786
                                                ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements






                 HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
              (FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Nine Months Ended


                               September 30, 2005
                                    Preferred Stock,     Common Stock, $.0001
                                    $.0001 Par Value         Par Value
                                ---------------------   ----------------------
                                                                                                        Accumulated
                                                                                               Retain       Other
                                                                                Additional    Earnings     Compre-         Total
                                  Number of              Number of                Paid-in   (Accumulated   hensive     Stockholders'
                                   Shares     Amount      Shares       Amount     Capital      Deficit)     Income        Equity
                                ----------- ---------   -----------   --------  -----------   -----------  ---------   -----------

Balance, December 31, 2002           1,000  $       1    24,000,000   $  2,400  $ 4,409,721   $   123,931  $    --     $ 4,536,053

Other comprehensive
  income (loss):
    Net income (loss)                 --         --            --         --         (6,667)    1,575,853       --       1,569,186
    Comprehensive income -
       foreign currency
        translation                   --         --            --         --           --            --         --            --

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

    Total comprehensive
      income (loss)                   --         --            --         --         (6,667)    1,575,853       --       1,569,186

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

Dividend declared                     --         --            --         --           --        (667,007)      --        (667,007)

Balance, December 31, 2003           1,000          1    24,000,000      2,400    4,403,054     1,032,777       --       5,438,232

Other comprehensive
  income (loss):
    Net income (loss)                 --         --            --         --         (7,370)    2,978,085       --       2,970,715
    Comprehensive income -
       foreign currency
       translation                    --         --            --         --           --            --         --            --

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

    Total comprehensive
      income (loss)                   --         --            --         --         (7,370)    2,978,085       --       2,970,715

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

Less: Capital Distribution            --         --            --         --           --      (1,208,080)      --      (1,208,080)

Balance, December 31, 2004           1,000          1    24,000,000      2,400    4,395,684     2,802,782       --       7,200,867

Issuance of stocks pursuant to
  share exchange agreement      10,588,718      1,059         3,250       --           --           4,309

Other comprehensive
  income (loss):
    Net income (loss)                 --         --            --         --         (1,530)    2,154,484       --       2,152,954
    Comprehensive income -
       foreign currency
       translation                    --         --            --         --           --            --      159,287       159,287

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

    Total comprehensive
     income (loss)                    --         --            --         --         (1,530)    2,154,484    159,287     2,312,241

                                ----------  ---------   -----------   --------  -----------   -----------  ---------   -----------

Less: Capital Distribution            --         --            --         --           --            --         --            --

Balance, September 30, 2005          1,000  $       1    34,588,718   $  3,459  $ 4,397,404   $ 4,957,266  $ 159,287   $ 9,517,417
                                ==========  =========   ===========   ========  ===========   ===========  =========   ===========



                 See notes to consolidated financial statements



                 HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
              (FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                      2005          2004
                                                                  -----------    -----------
                                                                   (Restated)     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 2,154,484    $ 2,417,179
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   168,495        124,947
      Minority interest                                               187,889        210,189
    Changes in assets and liabilities:
      Accounts receivable                                             980,475       (962,603)
      Inventories                                                      10,794        351,019
      Prepayments and other current assets                            642,859         52,789
      Accounts payable and accrued expenses                          (903,697)       455,445
      Customer deposits                                               (22,811)         6,040
      Taxes payable                                                   725,851        329,822
      Other current liabilities                                       (47,236)       205,161
                                                                  -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,897,103      3,189,988

                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of deposits                                              1,233,030           --
    Acquisition of investment                                      (1,726,243)          --
    Proceeds from sale of marketable securities                         4,309           --
    Minority interest stakeholders'
        share of the equity of Hanxin's subsidiary                    246,606           --
    Purchase of property and equipment                                (33,028)      (464,303)

                                                                  -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (275,326)      (464,303)

                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage payable                                    369,909           --
    Payments of mortgage payable                                         --         (193,293)
    Proceeds from long-term debt                                         --           64,028
    Payments of long-term debt                                         (3,942)        (1,244)
    Payment to stockholders/officers                                 (223,059)      (469,480)
    Proceeds from stockholders/officers                             1,319,682      1,214,319
    Dividend                                                             --         (773,331)

                                                                  -----------    -----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,462,590       (159,001)

                                                                  -----------    -----------

FOREIGN CURRENCY TRANSACTION GAINS                                     32,336           --

                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                          5,116,703      2,566,684

CASH AND CASH EQUIVALENTS - beginning of period                     1,027,869        608,536

                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                         $ 6,144,572    $ 3,175,220
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
         Interest paid                                            $    15,371    $    10,809
                                                                  ===========    ===========
             Income taxes paid                                    $      --      $      --
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH  TRANSACTION:
         In April 2005 and August 2005, the Company completed two mergers (Note 1) .

                 See notes to consolidated financial statements.

                   KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE ORGANIZATION AND OPERATIONS

         Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Prior to the merger as set forth below, the Company was inactive.

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

         Subsequent to the merger and upon the conversion of the Series A, the former shareholders of Hanxin International now own 95% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Hanxin International, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Hanxin International deemed the accounting acquirer and Kushi deemed the accounting acquiree.

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


NOTE 2 - INVENTORIES

         Inventories at September 30, 2005, consisted of the following:

             Raw material                            $    582,864
             Work in process                               38,922
             Finished goods                                60,659
                                                     ------------
                                                     $    682,445
                                                     ============


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


NOTE 8 - LONG-TERM DEBT

         At September 30, 2005, long-term debt consisted of the following:

     Long term debt to a bank in monthly installments, with interest at 5.04%, per annum, due June 25, 2014 and
     collateralized by a certain building.               $  58,862

        Less: Current portion                              (5,492)
                                                       ------------

                                                         $  53,370
                                                       ============

         The minimum future payments of long-term debt for the next five years are as follows:

          2005 (10/01/2005 to 12/31/2005)                    $      1,347
          2006                                                      5,562
          2007                                                      5,849
          2008                                                      6,150
          2009                                                      6,467
          2010                                                      6,801
          Thereafter                                               26,686
                                                             ------------

                                                             $     58,862
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

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 21, 2005, Kushi Natural Foods Corp. ("the Company") filed its quarterly report on Form 10-QSB for the quarter ended September 30, 2005. On January 18, 2006 the Company filed Amendment No. 1 to the current report on Form 10-QSBA for the quarter ended September 30, 2005. The amendment restated the original Form 10-QSB in order to re-present cash flows relating to due to/from its stockholders/officers.

This Amendment No. 2 to the Quarterly Report on Form 10-QSBA for the quarter ended September 30, 2005 is being filed in order to reflect the restatement made for the consolidated statements of cash flows as follows:

         The Statements of cash flows has been revised to present cash flows relating to payments to stockholders/officers separately from cash flows relating to proceeds from stockholders/officers, which were $223,059 and 469,480 for nine months ended September 30, 2005 and 2004, respectively.

The following tables present the consolidated statements of cash flows for the quarter ended September 30, 2005 as previously reported, adjustments and as restated.

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

         Overview

         On August 9, 2005, under an Agreement and Plan of Merger, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition Sub") acquired a 100% ownership interest in Hanxin (Cork) International Holding Co., Ltd., a British Virgin Islands limited liability corporation ("Hanxin International"). The Registrant acquired Hanxin International in exchange for (i) 24,000,000 shares of the Registrant's common stock and (ii) 1,000 shares of the Registrant's Series A Preferred Stock, which are convertible into 177,185,642 shares of the Registrant's common stock (the "Merger"). Hanxin International is the direct parent of Xi'An Cork Investments Consultative Management Co., a People's Republic of China corporation ("Xi'An") and as the indirect parent of Xian Hanxin Science and Technology Co., Ltd., a People's Republic of China corporation ("Hanxin") both privately-held corporations. The aggregate amount of shares of common stock issuable to the shareholders of Hanxin International pursuant to the Merger, taking into account conversion of all of shares of the Series A Preferred Stock, represents 95% of the issued and outstanding shares of the Registrant's common stock. Under the terms of the Agreement and Plan of Merger (the "Agreement") executed on July 11, 2005, the former stockholders of the Registrant continue to own an aggregate of 5% of the issued and outstanding shares of the Registrant's common stock. For financial reporting purposes, the exchange of stock was treated as a reverse acquisition of Hanxin with the former shareholders of the Company retaining 10,588,718 shares of common stock, or approximately 5% of the outstanding stock, after giving effect to the conversion of 1,000 Series A Preferred shares which, on an as if converted basis of 177,185,642 common shares, gives Hanxin shareholders a controlling interest in the Company. Hanxin International was deemed the accounting acquirer and the Registrant was deemed the accounting acquiree.

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

         Our income taxes increased by $349,426 for the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2004 due to the fact that the Company's tax-exempt status is terminated as of December 31, 2004 and is subject to 15% corporate income tax provision afterwards.

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


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had working capital of $6,457,697 and cash and cash equivalents of $6,144,572. At September 30, 2005, our cash position by geographic area is as follows:

         United States              $       551
         China                        6,144,021
                                    -----------
         Total                      $ 6,144,572
                                    ===========


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

         None


Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

         On September 30, 2005, stockholders owning 55.37% of the Company issued and outstanding common stock, pursuant to a written consent, voted to
         (i) elect new members to the Board of Directors; (ii) change the name of the Company to HanKersen International Corp.; (iii) increase the authorized shares of Common Stock of the Company to 200,000,0000; (iv) declare a one (1) for six (6) reverse stock split for all of its issued and outstanding shares of Common Stock as to holders of record on December 9, 2005; and (v) adopt the Company 2005 Long Term Equity Compensation Plan. The actions adopted in the consent are set forth in the Company's Information Statement which was circulated to its shareholders in November 2005 and took effect on December 13, 2005.

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

                          HANKERSEN INTERNATIONAL CORP.


Dated:   March 8, 2006                      By:
                                                /S/ PENGCHENG CHEN
                                            ------------------------------------
                                            Pengcheng Chen,
                                            Chief Executive Officer


                                            By:   /S/ YI TONG
                                                --------------------------------
                                                Yi Tong, Chief Financial Officer