Form 10KSB
period 2005-12-31
KUSHI NATURAL FOODS CORP
filed 2006-06-26
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 000-30115

                          HANKERSEN INTERNATIONAL CORP.
       (Exact name of Small Business Issuer as specified in its charter.)

            DELAWARE                                            13-3912047
(State of other jurisdiction of                               (IRS Employer
 ------------------------------                             -------------------
 incorporation or organization)                             Identification No.)

                        3RD FLOOR, A TOWER OF CHUANG XIN
                              INFORMATION BUILDING
                      NO. 72 SECOND KEJI ROAD, HI TECH ZONE
                                   XI'AN CHINA
                                   -----------
          (Address of principal executive offices, including zip code.)

                              (011) 86-13301996766
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

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

                         COMMON STOCK, PAR VALUE $.0001
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $12,156,152.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the lack of average bid and asked prices of such stock on May 12, 2006 was $0.00 as the voting stock is not listed or quoted on any national exchange or quotation service. The number of shares outstanding of the issuer's common stock as of May 12, 2006 was 5,764,786. Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

ITEM 1.     DESCRIPTION OF BUSINESS                                            1
ITEM 1A.    RISK FACTORS                                                       5
ITEM 1B.    UNRESOLVED COMMENTS                                               10
ITEM 2.     DESCRIPTION OF PROPERTIES                                         10
            LEGAL PROCEEDINGS                                                 10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

PART II

ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      11
ITEM 6.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION         12
            FINANCIAL STATEMENTS                                              22
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          22
ITEM 8A.    CONTROLS AND PROCEDURES                                           23
ITEM 9:     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,     24

PART III

ITEM 10:    EXECUTIVE COMPENSATION                                            30
ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    32
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.             35

PART IV

ITEM 13:    EXHIBITS LIST AND REPORTS ON FORM 8-K; SIGNATURES; INDEX TO
            FINANCIAL STATEMENTS                                              36
ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            37

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                           FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HANKERSEN INTERNATIONAL CORP. ("HANKERSEN" or the "COMPANY") AND ITS SUBSIDIARES, XIAN HANXIN SCIENCE AND TECHNOLOGY CO., LTD. ("HANXIN") AND XI'AN CORK INVESTMENTS CONSULTATIVE MANAGEMENT CO. ("XI'AN") OR THEIR REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HANKERSEN AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THE COMPANY'S FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY

      The Company was incorporated under the laws of the State of Delaware on August 1, 1996. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. ("APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In the APGI reverse merger, the shareholders of APGI became the owners of 85% of the shares of KMC, which changed its name to American Phoenix Group, Inc. As a condition to the merger, KMC was required to divest itself of all assets related to the Kushi Cuisine business. This divestiture was affected by transferring all of the assets related to the Kushi Cuisine business, principally inventory and receivables, and approximately $115,000 to a newly formed entity, the Company, and spinning off the shares of the Company to the KMC shareholders on a three for one basis simultaneously with the consummation of the KMC merger with APGI. The Kushi Cuisine assets and a portion of the cash were contributed to a joint venture which failed and the Company lost its investment therein of approximately $42,000.

      As a result of the failed business, the Company had no operations and its business plan became to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The proposed business activities classified the Company as a "blank check" or "shell company" whose sole purpose at this time was to locate and consummate a merger or acquisition with a private entity. As part of its business plan, the Company filed a registration statement on Form 10-SB on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). To the best of the Company's knowledge, the Company's shares have never traded, nor have any such shares been transferred from their original holders except by the laws of descent and distribution.

      On August 9, 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired a 100% ownership interest in Hanxin (Cork) International Holding Co., Ltd., a British Virgin Islands limited liability corporation ("Hanxin International") through a merger of Hanxin International into Acquisition Sub (the "Merger"). The Company acquired Hanxin International in exchange for (i) 4,000,000 shares of the Company's common stock after taking into account a one for six reverse stock split as described below (the "Reverse Split") and (ii) 1,000 shares of the Company's Series A Preferred Stock, which are converted into 29,530,940 shares of the Company's common stock, after taking into account the Reverse Split. Hanxin International was the direct parent of Xi'An and the indirect parent of Hanxin. Both Xi'An and Hanxin are privately held corporations organized under the laws of The People's Republic of China. The aggregate amount of shares of common stock issued to the shareholders of Hanxin International pursuant to the Merger, taking into account conversion of all of shares of the Series A Preferred Stock, represented 95% of the issued and outstanding shares of the Company's common stock. Under the terms of the Agreement and Plan of Merger (the "Agreement") executed on July 11, 2005, the former stockholders of the Company continue to own an aggregate of 5% of the issued and outstanding shares of the Company's common stock. As a result of the Merger, Acquisition Sub now owns 100% of Xi'An, which, in turn, continues to own ninety two percent (92%) of the issued and outstanding shares of capital stock of Hanxin. The transactions contemplated by the Agreement were intended to be a "tax-free" reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, as amended. For accounting purposes, this transaction was accounted for as a reverse merger, since the former stockholders of Hanxin International now own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Hanxin have become the directors and executive officers of the Company.

      Fangshe Zhang, Chairman; Pengcheng Chen, Chief Executive Officer; Yi Zhang, Chief Operations Officer; Yi Tong, Chief Financial Officer; and Pingjun Zhang, Chief Technical Officer, replaced the officers of the Company upon the closing of the Merger. Two of the former directors of the Company prior to the Merger, Messrs. Mark Schindler and Eugene Strickler remained on the Board of Directors until the Company distributed to the Company's stockholders an Information Statement (the "Information Statement") in accordance with the Securities Exchange Act and as described below. Mr. Daniel France, the third member of the Board of Directors prior to the Merger, resigned on September 28, 2005 and was replaced by Fangshe Zhang, who was elected Chairman of the Board of Directors. Following distribution of the Information Statement to stockholders of the Company in November 2005, Messrs. Schindler and Strickler resigned from the Board of Directors and Messrs. Pengcheng Chen, Genshe Bai, Yi Tong, Shengli Liu became members of the Board of Directors. No other agreements exist among present or former controlling stockholders of the Company or present or former board members of Hanxin with respect to the election of the members of its Board of Directors, and to the Company's knowledge, no other agreements exist which might result in a change of control of the Company

      In October 2005, the Company, though Network One Financial Securities, Inc. ("Network One"), a registered broker-dealer, filed a 15c-211 application with the NASD for the purposes of establishing quotation of the Company on the OTC Bulletin Board. The NASD completed its initial review of the application on November 7, 2005 however, requested additional information about the Company. The Company submitted the additional information to the NASD, however further information was requested by the NASD. Such information was submitted on March 2, 2006. Although the Agreement initially gave the prior stockholders of Hankersen International the right to rescind the Merger upon the failure of the Company to receive the approval of the NASD of the Company's Form 15c2-11 by November 30, 2005, as of September 30, 2005, the parties executed an amendment to the Agreement which eliminated this right.

      In November 2005, the Company filed and circulated to its shareholders the Information Statement which permitted the Company to (i) change its name to HanKersen International Corp.; (ii) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (iii) approve the Reverse Split as to all outstanding shares of common stock of the Corporation, effective as to holders of record of shares of common stock on December 9, 2005, (iv) appoint the new directors of the Company; and (v) approve a stock option, SAR and stock bonus plan for the directors, officers, employees and consultants of the Company. A certificate of amendment (the "Amendment") officially changing the name, increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

BUSINESS OVERVIEW

      Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Presently, approximately 75% of Hanxin's sales are to customers in China, and the balance of its sales are made to customers in India, the United States, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

      Hanxin's objective is to utilize the cost advantages of being based in China in order to become a leading cork processor. In order to achieve its objectives Hanxin plans to increase its sales and marketing efforts, to seek to acquire other cork exporting companies in China and to establish its own cork plantation. There can be no assurance that Hanxin will be able to achieve these objectives.

MARKET OPPORTUNITIES AND COMPETITION

      Cork building material has been used for wallboard and flooring in Europe for more than a century, and was first manufactured in the United States in the early 1900's. Cork tile has become popular in many countries as a natural building material. Based on a report in July 2004 by Xi'An Evening news it is estimated that the demand for cork building material in China is ten (10) to fifteen (15) million square meters.

      In China, where Hanxin conducts the majority of its business, cork building material has become widely used for wood flooring. Hanxin has three major customers, Shanghai Ytuan Rui Development Ltd., Guangzhou Ming Bang Trading Firm and Nanchang Jun Long Trading Firm. These customers engage in the sale of cork products both domestically and internationally and each represents approximately 5% of Hanxin's total sales.

      Hanxin believes that it will be able to compete on an international basis based on the cost advantages of doing business in China. Hanxin's cost advantages arise primarily from two sources: low labor costs and competitive raw material costs. The price of raw materials is only 10% compared with that of overseas markets, and the domestic production costs in China are one third (1/3) of the costs outside of China. In addition, with the support of local government, Hanxin enjoys the advantages of favorable tax and other beneficial policies. Hanxin was exempt from income tax in 2003 and 2004 based on a program administered by the Ministry of Finance and the State Administration whereby high-tech companies located in the Hi-Tech Development zone are exempt from income tax for the first two years in which sales are made. Furthermore, the program will also permit Hanxin to have 50% of its income exempt from 2005 to 2007.

PRODUCT LINES

      Hanxin produces 16 types of cork wallboard and three types of cork art crafts with different patterns and which such art crafts are used as ornaments and decorations.

      Hanxin has developed staining technology, which has the ability to create cork flooring or walls in many different colors. Hanxin's cork wallboard can also be used as decorative material. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, sound proofed, comfortable to walk on and, unlike other materials, does not get the appearance of being "worn out." Cork flooring can also be crafted into many different designs and patterns, many of which are difficult to achieve using similar types of raw materials. Hanxin produces seven series of cork flooring planks with over 50 different patterns, colors and granules. Hanxin intends to develop additional series of product lines modeled after its existing products.

PRODUCTION PROCESS

      Hanxin has designed a production process in order to ensure the quality of its products. Hanxin places great emphasis on the quality of its products and quality control system. In October 2001, Hanxin's products and standards were certified by the Xi'an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China

MARKETING STRATEGIES

      Hanxin has divided the market within China into five regions and it intends to set up branch offices within each region in order to increase its marketing efforts and facilitate its day-to-day operations. Hanxin has established branch offices in Beijing, Shanghai and Guangzhou. In the future, it intends to set up two other branches within the central and northeast regions of China.

      Hanxin's products, though distributors, have been exported to India, the United States, Japan, and Germany. In the future, Hanxin intends to expand further into the Asian market as well as the North American market.

EMPLOYEES

      Hanxin has approximately 450 employees. Hanxin believes its relationship with its employees is good.

ITEM IA. RISK FACTORS

      In a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the control of the Company. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect the Company.

      HANXIN MAY NOT BE ENTITLED TO CERTAIN BENEFITS THAT IT RECEIVES FROM THE CHINESE GOVERNMENT, WHICH MAY HAVE AN ADVERSE AFFECT ON ITS BUSINESS.

      Hanxin takes advantage of favorable tax rates and other beneficial governmental policies afforded to it as a result of the nature of its business. In the event that the program offered to Hanxin is amended or rescinded or Hanxin's business no longer meets the eligibility requirements of the program, it may not be able to enjoy the benefits of these programs and as a result may have to pay higher income taxes, which may have a material adverse affect on Hanxin.

      There are also risks that the Chinese government might adjust the current industrial policies and tax rates with the growth of political and economic environment in China, which may negatively impact Hanxin's business.

      BY EXPANDING ITS OPERATIONS OVERSEAS, HANXIN MAY BE SUBJECT TO ADDITIONAL ECONOMIC AND TECHNICAL RISKS

      Hanxin's daily operations are primarily in China. Hanxin plans on expanding its business internationally. As a result, Hanxin will be subject to the rules and regulations of those countries where it will be conducting business. If Hanxin is unable to expand its business overseas or comply with these regulations, it may have a material adverse affect on its business. In addition, fluctuations in exchange rates may unpredictably and adversely affect Hanxin's operating results, and could result in exchange losses. Hanxin does not hedge against the risks associated with fluctuations in exchange rates. Although it may use hedging techniques in the future, Hanxin may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on Hanxin's operating results, which in turn may affect the Company's stock price.

      HANXIN MUST BE ABLE TO EFFECTIVELY IMPROVE ITS PRODUCT AND IF IT IS UNABLE TO IMPROVE ITS PRODUCT, ITS BUSINESS MAY BE ADVERELY AFFECTED.

      Management believes that Hanxin's cork products enjoy technical advantages over its competitors in China. If Hanxin is unable to improve and develop its products, Hanxin may not be able to compete effectively.

      HANXIN IS DEPENDENT ON ITS RAW MATERIALS. ANY SHORTAGES OF THE NECESSARY MATERIALS WILL HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS

      The supply of cork raw material is the base of production. The shortfall of raw material will impair the development and production of Hanxin's products. The supply of these raw materials can also be adversely affected by any material change in the climate or other environmental conditions, which may have a material adverse impact on the costs of raw materials and the results of operations and financial condition of Hanxin.

      HANXIN IS DEPENDENT ON KEY PERSONNEL, AND THE LOSS OF ANY KEY EMPLOYEES, OFFICERS AND/OR DIRECTORS MAY HAVE A MATERIALLY ADVERSE EFFECT ON HANXIN'S OPERATIONS.

      Hanxin's success will be substantially dependent on the continued services of its executive officers and other key personnel, who generally have extensive experience in the cork industry and have been employed by Hanxin for substantial periods of time. The loss of the services of any key employees, or Hanxin's failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on its business and results of operations.

      DUE TO VOLATILITY, ANY QUARTER-TO-QUARTER COMPARISONS IN THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY MAY NOT BE MEANINGFUL

      Hanxin's business is subject to fluctuations, which may cause its operating results to fluctuate from quarter-to-quarter. This fluctuation may result in volatility or have an adverse effect on the market price of the Company's common stock.

      CHANGES IN THE EXTENSIVE REGULATIONS TO WHICH HANXIN IS SUBJECT COULD INCREASE ITS COST OF DOING BUSINESS OR AFFECT ITS ABILITY TO GROW.

      The governments of Hanxin's exporting countries, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence affect Hanxin's profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin's operations revenue and/or profitability.

      THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET OF THE COMPANY'S SECURITIES AND THERE CAN BE NO ASSURANCE THAT ONE WILL EVER BE ESTABLISHED.

      The Company is not listed on any national or other stock exchange. Although the Company has submitted an application for quotation of its securities on the Over the Counter Bulletin Board, there can be no assurance that the application will be approved. Furthermore, even if its application is approved and its securities are listed there can be no assurances that a market for the Company's common stock will be established. The Company's common stock will be influenced by a number of factors relating to Hanxin, including:

      o     the issuance of new equity securities;

      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     variations in quarterly operating results;

      o     change in financial estimates by securities analysts;

      o     the depth and liquidity of the market for Company's common stock;

      o investor perceptions of the Company and the technologies industries generally; and

      o     general economic and other national conditions.

      CONTROL BY PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS.

      The Company's principal shareholders, officers and directors beneficially own approximately sixty percent (60%) of the Company's Common Stock. As a result, such persons may have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Security Ownership Of Certain Beneficial Owners And Management."

      POSSIBLE NEED FOR ADDITIONAL FINANCING.

      The Company may need additional financing in the future. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

      THE COMPANY'S COMMON STOCK IS DEEMED TO BE A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

      The Company's common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

      BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY OF THE COMPANY'S COMMMON STOCK WHICH MAY RESULT IN SHAREHOLDERS BEING UNABLE TO SELL THEIR SHARES.

      Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

      Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

      INDEMNIFICATION OF OFFICERS AND DIRECTORS.

      The Company's Articles of Incorporation and applicable Delaware Law provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

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

ITEM 1B. UNRESOLVED COMMENTS

      Although the Securities and Exchange Commission (the "SEC") did issue comment letters regarding the Company's Report on Form 8-K filed on August 9, 2005 as well as the Company's Report on 10-QSB for the quarter ended September 30, 2005, such comments were addressed in the form of amendments to these filings and on March 17, 2006, the SEC issued a clearance letter regarding these filings.

ITEM 2. DESCRIPTION OF PROPERTIES

      Hanxin owns two properties in Xi'an, one of which is for approximately 500 square feet, which is used for office space and the other, which is approximately 20,000 square feet, and is used as a cork processing plant. Hanxin also leases an office in an office building in Xi'an for approximately $1,580 per month. The lease for this office space expires on November 30, 2006. Hanxin also leases a parcel of land which is approximately 13 acres and is used as a processing plant.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As described above, on September 30, 2005, stockholders owning 55.37% of the Company's issued and outstanding common stock, pursuant to a written consent, voted to (i) elect new members to the Board of Directors; (ii) change the name of the Company to HanKersen International Corp.; (iii) increase the authorized shares of Common Stock of the Company to 200,000,0000; (iv) declare a one (1) for six (6) reverse stock split for all of its issued and outstanding shares of Common Stock as to holders of record on December 9, 2005; and (v) adopt the Company 2005 Long Term Equity Compensation Plan. The actions adopted in the consent are set forth in the Information Statement which was circulated to its shareholders in November 2005 and took effect on December 13, 2005.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Although Network One has filed a 15c-211 application with the NASD for the purposes of establishing quotation of the Company on the OTC Bulletin Board, such application has not yet been approved and no public trading market exists for the Company's securities and all of its outstanding securities are restricted securities as defined in Rule 144. There were approximately 230 holders of record of the Company's common stock on December 31, 2004. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in Item 7 and in our current report of Form 8-K/A as filed with the Securities and Exchange Commission on March 8, 2006.

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

A summary of significant accounting policies is included in Note 3 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 2 to 35 five years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

      REVENUES

For the year ended December 31, 2005, our revenues were $12,156,152 as compared to $10,473,229 for the year ended December 31, 2004, an increase of $1,682,923 or approximately 16.1%. We attribute this increase in net revenues to a better marketing effort, gradual acceptance of our cork wood floor, wall and decorating materials in the residential as well as commercial real estate market, and our well known brand recognition.

      COST OF SALES AND GROSS PROFIT

For the year ended December 31, 2005, cost of sales amounted to $7,044,695 or 58.0% of net revenues as compared to cost of sales of $5,522,921 or 52.7% of net revenues for the year ended December 31, 2004, a percentage increase of 5.3% due mainly to price increase in raw materials. Gross profit for the year ended December 31, 2005 was $5,111,457 or 42.0% of revenues, as compared to $4,950,308 or 47.3% of revenues for the year ended December 31, 2004.

      OPERATING EXPENSES

Our operating expenses increased moderately for the year ended December 31, 2005 from the year ended December 31, 2004. For the year ended December 31, 2005, total operating expenses were $2,107,278 as compared to $1,817,867 for the year ended December 31, 2004, a increase of $289,411 or 15.9%.

Included in this increase were:

* For the year ended December 31, 2005, selling expenses amounted to $1,311,619 as compared to $1,144,549 for the year ended December 31, 2004, an increase of $167,070 or 14.6%. For the year ended December 31, 2005, we experienced an increase in commission expenses of approximately $138,160 associated with our increased revenues. Another reason for the increase in selling expenses was the increase in shipping and freight charges of $136,381. The increase was offset by a decrease $96,710 and $17,465 in advertising costs and travel expenses.

* For the year ended December 31, 2005, general and administrative expenses were $795,659 as compared to $673,318 for the year ended December 31, 2004, an increase of $122,341 or 18.2%.The increase in general and administrative expenses were mainly attributed to a $250,000 increase in business development expense and other office expenses, meetings and seminars, and telephone expense associated with increased operations. The increase was offset by a decrease of approximately $100,000 in business and technical consulting fees, a decrease of $54,000 in charitable contributions made during 2004 which included building a cultural center and new road for the township where the Company's manufacturing facility located.

The Company saw an increase in legal and accounting fees during 2005 and expects the same for 2006 in connection with our SEC filings as well as continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

For the year ended December 31, 2005, other expenses amounted to $27,890 as compared to other income of $104,608 for the year ended December 31, 2004. Other expense (income) for the year ended December 31, 2005 and 2004 was associated with reverse-merger acquisition cost of $198,059 in 2005 and rental income from its entertainment facility.

For the year ended December 31, 2005, interest income was $46,664 as compared to $32,344 for the year ended December 31, 2004, an increase of $14,320 or 44.3%. Interest expense for the year ended December 31, 2005 and 2004 was associated with our borrowings.

Our income before income taxes and minority interest decreased by $260,760 or 8.1% to $2,976,289 for the year ended December 31, 2005 as compared to $3,237,049 for the year ended December 31, 2004 primarily as a result of an increase in total operating expense described above as well as reverse-merger expenses related to acquisition cost.

Our income taxes increased by $482,151 for the year ended December 31, 2005 as compared to $0 for the year ended December 31, 2004 due to the fact that the Company's tax-exempt status is terminated as of December 31, 2004 and is subject to 15% corporate income tax provision afterwards.

Our income before minority interest decreased by $742,911 or 23.0% to $2,494,138 for the year ended December 31, 2005 as compared to $3,237,049 for the year ended December 31, 2004 primarily as a result of an increase in income taxes of $482,151 described above.

For the year ended December 31, 2005, we reported a minority interest in income of subsidiary of $220,576 as compared to $258,964 for the year ended December 31, 2004. The minority interest in income of subsidiary is attributable to Hanxin, which we allocated to the minority stockholders, and reduced our net income.

As a result of these factors, we reported net income of $2,273,562 or $0.32 per diluted share for the year ended December 31, 2005 as compared to net income of $2,978,085 or $0.52 per diluted share for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital of $6,767,792 and cash and cash equivalents of $574,774. At December 31, 2005, the majority of our cash resided in China with our subsidiaries. During 2005, we increased our revenues by $1,682,923 or 16.1% while we reduced our accounts receivable balance by $43,750 or 2.0% since December 31, 2004.

In order to make sure we have a sufficient supply of raw materials for production in 2006, we have advanced an additional $570,000 to our vendors for tree skins in 2005 which increased our prepaid expenses since December 31, 2004 on our consolidated balance sheet.

During 2005, we reduced our accounts payable and accrued expenses by $747,183 or 66.5% since December 31, 2004.

During 2005, we purchased a 12% interest in Shaanxi DeRong Technology Information Development Co. Ltd., a People's Republic of China corporation that incorporated on February 2, 2000 in Xi'An, Shaanxi, China, and engages in cork tree plantation, for $1,734,777.

During 2005, we purchased a 75% interest in Cork Import and Export Co. Ltd., a PRC corporation, engaged in cork trading business and net cash invested as of December 31, 2005 was $746,795.

As of December 31, 2005, the total net amount due from the stockholder/officer was $1,380,292, which included $106,660 lent by officers to the Company and a $1,486,952 prepayment to an officer for a potential acquisition of a patent right owned by him. The purchase was subsequently canceled and the full amount was returned to the Company on April 25, 2006. The advance by officers to the Company was also subsequently settled after year end.

During 2005, we obtained a short term bank loan which amounted to $371,738 maturing on May 13, 2006. The bank loan increased our operating cash flow.

Net cash provided by operating activities increased from $1,973,442 for the year ended December 31, 2004 to $2,036,338 for the year ended December 31, 2005. This increase is primarily attributable to:

* a decrease of $704,523 in our net income,

* an increase of $52,774 in depreciation and amortization as a result of the fact that certain property, plant and equipment was added in 2005.

* a decrease of $44,016 in minority interest which represents that portion of our net income which is attributable to the 8% of Hanxin and 25% of Cork Import and Export Co, Ltd. we do not own,

* a decease of $43,750 in accounts receivable mainly attributable to the fact that we have been collecting our receivables in a more timely manner,

* an increase of $158,906 in inventory as a result of increase in our cork wood floor, wall and decorating materials production,

* a increase of $571,884 in prepaid and other current assets, as a result of additional advances made to suppliers for raw materials.

* a decrease of $770,137 in accounts payable and accrued expenses and other current liabilities as a result of the repayment of balances due from our cash provided by operations,

* a decrease of $575,402 in taxes payable as a result of the payment of income tax before year end.

Net cash used in investing activities increased to $2,530,314 for the year ended December 31, 2005 as compared to $566,249 for the year ended December 31, 2004. This change is primarily the result of an increase of $1,734,777 in a strategic investment during the year ended December 31, 2005 and $746,795 net investment in a newly acquired subsidiary.

Net cash provided by financing activities was $42,477 for the year ended December 31, 2005 as compared to $1,003,857 net cash used for the year ended December 31, 2004. This change is primarily attributable to an addition of short term bank loan and collection of due from shareholders and officers during the year ended December 31, 2005.

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

(b) Product risk

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

SEE "FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1. On August 23, 2005, the Company engaged Sherb & Co., LLP ("Sherb & Co."). On August 23, 2005, the Company's former independent accountants, Wolinetz, Lafazan & Company, P.C. ("WLC") were dismissed as independent accountants of the Company. The change of independent accountants was approved by the Board of Directors of the Company.

      WLC's reports on the Company's financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant's reports did not include any disclosure of uncertainty regarding the Company's ability to continue as a going concern. During the Company's last two fiscal years and through the date of dismissal, there were no disagreements between the Company and WLC on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report.

2. On November 2, 2005, the Company engaged Most & Company, LLP ("Mostco"). On the same date, Sherb & Co. ("Sherb") were dismissed as independent accountants of the Company. The change of independent accountants was approved by the Board of Directors of the Company.

      Sherb and Co's reports on the Company's financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant's reports did not include any disclosure of uncertainty regarding the Company's ability to continue as a going concern. During the Company's last two fiscal years and through the date of dismissal, there were no disagreements between the Company and Sherb on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report.

3. On March 30, 2006, the Company engaged MS Group CPA LLC ("MSG") as its independent accountants, to audit its financial statements for the year ended December 31, 2005. On the same date, Mostco was dismissed as independent accountants of the Company. The change of independent accounts was approved by the Board of Directors of the Company.

      In connection with its review of the interim periods until the date of dismissal, there were no disagreements between the Company and Mostco on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Mostco, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements.

      The Company has not consulted MSG during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the Company's financial statements, and written reports and no oral advice was provided to the Company by concluding that there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial issue. In the past two years the Company has not consulted MSG on any matter that was either the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The directors and executive officers currently serving the Company are as follows:

NAME                    AGE         POSITIONS HELD

Fangshe Zhang           48          Chairman
Pengcheng Chen          30          CEO/Director
Yi Tong                 34          Chief Financial Officer/Director
Yi Zhang                34          Chief Operating Officer
Pingjun Zhang           57          Chief Technical Officer
Genshe Bai              46          Director
Shengli Liu             38          Director

      The directors named above will serve until the annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

MR. FANGSHE ZHANG, CHAIRMAN

Mr. Zhang founded Hanxin in 2001 and has acted as its Chairman of the Board of Directors since its inception. Prior to forming Hanxin, Mr. Zhang was the general manager of Xi'an Dong Da Terrestrial Heat Heating Co., Ltd., a company whose primary business was the development of terrestrial heat. Mr. Zhang is a technical expert in cork processing technology, holding more than six patents in China.

MR. PENGCHENG CHEN, CEO/DIRECTOR

Mr. Chen is the Chief Executive Officer and a director of the Company and has worked at Hanxin since 2002. From 1997 to 1998 he worked for Xi'an Tangcheng Hotel as an assistant general manager. From 1998 to 2000 he served as general manager of Xi'an Qingye Virescence Co. Ltd, a gardening engineering company.

MR. YI ZHANG, CHIEF OPERATING OFFICER

Mr. Zhang is the Company's Chief Operating Officer and has worked at Hanxin since April 2004. From April 2002 to August 2004 he was general manager of Shanxi Litian Science & Technology Co., Ltd, a wine trading company From November 1993 to March 2002 he worked at Xi'an Xianyang International Airport where from 1996 to 2002 he served as operating manager.

MR. YI TONG, CHIEF FINANCIAL OFFICER

Mr. Tong is the Company's Chief Financial Officer and has worked for Hanxin since February 2004. Mr. Tong has previously worked for several financial institutions. From May 2003 to February 2004 he served as chief representative of Federal International Finance Inc., Canada. From August 2001 to May 2003 he worked as a senior manager for China Dragon Securities Co., Ltd. and from April 2001 to August 2001 he worked as project manager of China Eagle Securities Co., Ltd.

MR. PINGJUN ZHANG, CHIEF TECHNICAL OFFICER

Mr. Zhang is the Company's Chief Technical Officer and has worked for Hanxin since 1999. From 1985 through 1999 he was the design manager of Xi'an Chemical Co., Ltd., a chloralkali chemical company.

MR. GENSHE BAI, DIRECTOR

Mr. Bai is a director of the Company and has been affiliated with Hanxin since 2002. From 1996 to 2002 he worked as the general manager of Xi'an Commodity Development Co., Ltd., a company engaged in the purchase and sale of commodities. From 1980-1996 Mr. Bai worked as a manager of the auditing department for Xi'an Commodity Bureau, a governmental agency responsible for the regulation of commodities.

MR. SHENGLI LIU, DIRECTOR

Mr. Liu is a director of the Company and has worked for Hanxin since 2002. From 1997 to 2002 he was the director for the 12th section of Xikang railway project of China Railway 18th Bureau Group Co., Ltd. From 1989 to 1997 he worked as a manger in the metals division of the Xi'an Commodity Bureau.

EMPLOYMENT AGREEMENTS

      Each major employee and consultant of Hanxin is required to sign an employment agreement. The employment agreements run for a period of one (1) year, however, an employee may be fired for cause.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

      Article Ninth of the Company's Certificate of Incorporation provides for indemnification of the Company's officers and directors to the fullest extent permitted under the General Corporation Law of the State of Delaware ("DGCL").

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

                                    PART III

ITEM 10: EXECUTIVE COMPENSATION.

The following table discloses executive compensation received for the fiscal year ended December 31, 2005 as well as the preceding two years.

                                                                                      LONG-TERM
                                                ANNUAL COMPENSATION              COMPENSATION AWARDS
                                                -------------------              -------------------
                                                                             RESTRICTED      SECURITIES
                                                                               STOCK         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR          SALARY           BONUS           AWARD         OPTIONS       COMPENSATION
------------------------------------------------------------------------------------------------------------------------
Fangshe Zhang,
Chairman                         2005          $2,833          $2,478          $  -0-          $  -0-          $5,311
                                 2004,         $2,842          $  -0-          $  -0-          $  -0-          $2,842
                                 2003          $4,644          $  -0-          $  -0-          $  -0-          $4,644
Pengcheng Chen,
Chief Executive Officer          2005          $2,777          $2,478          $  -0-          $  -0-          $5,255
                                 2004          $2,148          $  -0-          $  -0-          $  -0-          $2,148
                                 2003          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Yin Tong,
Chief Financial Officer          2005          $2,409          $1,983          $  -0-          $  -0-          $4,392
                                 2004          $2,148          $  -0-          $  -0-          $  -0-          $2,148
                                 2003          $4,168          $  -0-          $  -0-          $  -0-          $4,168
Yi Zhang,
Chief Operating Officer          2005          $2,465          $1,983          $  -0-          $  -0-          $4,448
                                 2004          $  921          $  -0-          $  -0-          $  -0-          $  921
                                 2003          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Pingjun Zhang,
Chief Technical Officer          2005          $2,229          $1,859          $  -0-          $  -0-          $4,088
                                 2004          $4,168          $  -0-          $  -0-          $  -0-          $4,168
                                 2003          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Eugene Stricker,                 2005          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Former President                 2004          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
                                 2003          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Mark Schindler,                  2005          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
Former Secretary                 2004          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
                                 2003          $  -0-          $  -0-          $  -0-          $  -0-          $  -0-
------------------------------------------------------------------------------------------------------------------------

      ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of May 12, 2006, information with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,295,726 shares outstanding, and takes into account (i) the conversion of the 1,000 shares of Series A Preferred Stock into 29,530,940 shares of Common Stock and (ii) the Reverse Split.

Title       Name and Address                                  Number of             Percent
of          of Beneficial                                     shares held by        of
Class       Owner of Shares         Position                  Owner                 Class
-------------------------------------------------------------------------------------------
Common      Pengcheng Chen (1)      CEO/Director              11,361,458 (1)        32.19%

Common      Fangshe Zhang (2)       Chairman                   9,892,097 (2)        28.03%

Common      Yi Tong                 CFO/Director                      --               --

Common      Yi Zhang                Chief Operating Officer           --               --

Common      Pingjun Zhang           Chief Technical Officer           --               --

Common      Genshe Bai              Director                          --               --

Common      Shengli Liu             Director                          --               --

Common      Executive Officers &                              21,253,555            60.22%
            Directors as a Group
-------------------------------------------------------------------------------------------

      (1) Having an address at No. 23, Tiyu Street, Chang'an District, Xi'an, China. Includes (i) 1,380,000 shares of common stock and (ii) 9,981,458 shares of common stock issuable upon conversion of 338 shares of Series A Preferred Stock

      (2) Having an address at No. 5, Beisan Street, Beida Village, Dongda Town, Chang'an County, Xi'an, China. Includes (i) 1,200,000 shares of common stock and
(ii) 8,692,097 shares of common stock issuable upon conversion of 294 shares of Series A Preferred Stock

      Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

LONG TERM EQUITY COMPENSATION PLAN

      On September 30, 2005, shareholders owning a majority of the Company's Common Stock approved, adopted and ratified the Company's Long Term Equity Compensation Plan (the "Plan") in order to optimize the Company's profitability and growth through incentives which are consistent with our goals and which link the interests of select employees, directors and consultants with those of our shareholders. The Company believes that the Plan also promotes teamwork and provides employees, directors and consultants with an incentive to strive for excellence. The Plan is described as follows:

      The Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights ("SARs"), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. The maximum number of shares of common stock that may be issued in connection with awards under the Plan is 3,500,000. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our common stock, an adjustment may be made to the (a) maximum number of shares available for grants under the Plan and/or kind of shares that may be delivered under the Plan, (b) the individual award limits under the Plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the Plan, by our Board of Directors of, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the Plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the Plan. As of the date of this prospectus, no awards have been made under the Plan.

      The Company's Board of Directors has broad authority to administer the Plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the Plan and award agreements, establish rates and resolutions for the Plan's administration, and amend outstanding awards. Generally, the Plan is open to directors, employees and consultants who are selected by the Board of Directors.

      Stock Options. Options granted under the Plan may be "incentive stock options," as defined in Section 422 of the Code, or "nonqualified stock options" which are stock options that do not qualify as incentive stock options. An incentive stock option must expire within ten years from the date it is granted (five years in the case of options granted to holders of more than 10% of the total combined voting power of all classes of our stock and the stock of our subsidiaries). The exercise price of an incentive stock option must be at least equal to the fair market value on the date such incentive stock option is granted (110% of fair market value in the case of options granted to holders of more than 10% of the total combined voting power of all classes of our stock). The exercise price of a non-qualified stock option must be at least equal to the fair market value of the shares on the date such option is granted. Subject to such restrictions as the Compensation Committee may impose, the exercise price of options granted under the Plan may be paid (i) in cash or its equivalent,
(ii) by delivery, or attesting to the ownership, of previously-acquired shares of our common stock, (iii) pursuant to a cashless exercise program, (iv) by such other methods as the compensation committee may permit or (v) by any combination of (i), (ii), (iii) and (iv). As of the date of this prospectus, no non-qualified stock options had been granted under the Plan.

      SARs. The Board of Directors may grant a SAR in connection with all or any portion of an option grant as well as independent of any option grant. A SAR entitles the participant to receive the amount by which the fair market value of a specified number of shares on the exercise dates exceeds an exercise price established by the committee. The excess amount will be payable in common stock, in cash, or in a combination of shares and cash.

      Restricted Stock. Restricted Stock Units and Performance Shares. These awards may be granted in such amounts and subject to such terms and conditions as determined by the Board of Directors. Holders of restricted stock may generally exercise full voting rights and may be credited with regular dividends paid with respect to the underlying shares while they are so held; however, stock dividends or other non-cash distributions made with respect to restricted stock awards generally will be subject to the same restrictions as the restricted stock award. Generally, after the last day of the applicable period of restriction, the shares become freely transferable.

      Restricted stock units and performance shares are conditional grants of a right to receive a specified number of shares of common stock or an equivalent amount of cash (or a combination of shares and cash) if certain conditions are met. Each restricted stock unit and performance share must have an initial value equal to the fair market value of a share on the date of grant. Restricted stock units may have conditions relating to continued service or employment only or continued employment or service and attainment of performance goals, as determined by the Compensation Committee. Performance shares may be granted based on a performance period of one or more years or other periods, as determined by the Compensation Committee.

      The Board of Directors must determine the performance objectives for grants of performance shares and the range of the number of shares to be paid to an employee if the relevant measure of performance is met within the performance period. Recipients of restricted stock units and performance shares may receive dividend equivalents with respect to their awards.

      Other Awards. Subject to the terms of the Plan, the Board of Directors may grant other awards such as deferred share, share or cash awards based on attainment of performance or other goals or shares in lieu of cash under other incentive or bonus programs. Payment under such awards may be made in such manner and at such times as the Board of Directors may determine.

      Except as otherwise provided in a participant's award agreement, upon the occurrence of a change in control of our company, all outstanding stock options and SARs become immediately exercisable, any restriction imposed on restricted stock, restricted stock units, performance shares or other awards will lapse, and any performance shares or other awards with performance-related vesting conditions will be deemed earned at the target level (or if no target level is specified, the maximum level). Unless a participant's award agreement provides otherwise, if a participant's employment or service terminates following a change in control, any of the participant's stock options or SARs that were outstanding on the date of the change in control and that were vested as of the date of termination of employment or service will remain exercisable for a period ending not before the earlier of the first anniversary of the termination of the participant's employment or service or the expiration of the stated term of the award.

      The Plan may be amended, suspended or terminated at any time by our Board of Directors, provided that no amendment that requires shareholder approval in order for the Plan to comply with any applicable stock exchange listing standards or securities laws will be effective unless the requisite shareholder approval is obtained, and no amendment or termination may be made without approval of a participant to the extent the amendment or termination materially adversely affects the participant's outstanding awards.

As of the date hereof, no options, SARS, restricted stock or other awards have been issued under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      Certain officers of Hanxin loaned Hanxin an aggregate net amount of $106,660 for various expenses and costs of operations. These loans did not accrue interest and were payable on demand.

      On December 26, 2005, Hanxin prepaid $1,486,952 to Mr. Zhang for a potential acquisition of a patent right owned by him. The purchase was subsequently canceled and the full amount was returned to the Company on April 25, 2006.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(A)     EXHIBITS:

3(a)    Articles of Incorporation*

3(b)    Bylaws*

4(b)    Specimen Stock Certificate*

2.1 Spin - Off Agreement, dated September 19, 1996, between the Company and Kushi Macrobiotics Corp.*

2.2. Amended and Restated Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and the Company, dated August 12, 1996*

2.3 Agreement and Plan of Merger, dated as of July 11, 2005, by and among Kushi Natural Foods Corporation, Kushi Sub, Inc., Hanxin (Cork) International Holding Co., Ltd., Xi'An Cork Investments Consultative Management Co. and Xian Hanxin Science and Technology Co., Ltd. ***

2.4     Amendment to Agreement and Plan of Merger dated as of September 30,
        2005. ****

20. Information Statement filed with the Securities and Exchange Commission on August 26, 2004 *****

21 Subsidiaries of the Company: (i) Kushi Sub, Inc; (ii) Xi'An Cork Investments Consultative Management Co.; and (iii) Hanxin Science and Technology Co., Ltd.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10-SB.

** Filed herewith

*** Incorporated by reference to the Company's report on Form 8-K filed on August 9, 2005.

**** Incorporated by reference to the Company's report on Form 8-K/A filed on January 18, 2006.

***** Incorporated by reference to the Company's Information Statement on
Schedule 14-C filed on October 18, 2005 (Preliminary) and November 8, 2005 (Definitive).

(B) REPORTS ON FORM 8-K:

      The Company filed reports on Form 8-K and 8-K/A on the following dates:
(i) August 10, 2005, as amended (ii) August 24, 2005, as amended, and (iii) November 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued an aggregate of approximately $167,590 in fees for professional services rendered by (i) Sherb & Co. in connection with required audits associated with Merger and the review of our financial statements included in the Quarterly Report on Form 10-for the quarter ending September 30, 2005; (ii) Mostco in connection with the review of our financial statements included in the Quarterly Report on Form 10-QSB for the quarter ending September 30, 2004 as well as review of the financial statements of Hanxin International, Hanxin and Xi'An; and MS Group CPA LLC in connection with the audit of our financial statements for the fiscal year ending December 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

                                    HANKERSEN INTERNATIONAL CORP.

                                    BY: /S/ PENGCHENG CHEN
                                    ----------------------
                                    Pengcheng Chen, Chief Executive Officer

DATE: May 13, 2006

      Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME                                TITLE(S)                      DATE


/s/ Fangshe Zhang                   Chairman                      May 13, 2006
-------------------------------
Fangshe Zhang


/s/ Pengcheng Chen                  Chief Executive Officer/      May 13, 2006
-------------------------------     Director
Pengcheng Chen


/s/ Yi Tong                         Chief Financial Officer/      May 13, 2006
-------------------------------     Director
Yi Tong


/s/ Yi Zhang                        Chief Operating Officer       May 13, 2006
-------------------------------
Yi Zhang


/s/ Pingjun Zhang                   Chief Technical Officer       May 13, 2006
-------------------------------
Pingjun Zhang


/s/ Genshe Bai                      Director                      May 13, 2006
-------------------------------
Genshe Bai


/s/ Shengli Liu                     Director                      May 13, 2006
-------------------------------
Shengli Liu

CONTENTS                                                                    PAGE

Report of Independent Registered Public Accounting Firm                      F-2
Report of Independent Registered Public Accounting Firm                      F-3
Consolidated Financial Statements
   Consolidated Balance Sheet                                                F-4
   Consolidated Statements of Operations                                     F-5
   Consolidated Statements of Changes in Stockholders' Equity                F-6
   Consolidated Statements of Cash Flows                                     F-7
   Notes to Consolidated Financial Statements                        F-8 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hankersen International Corp.(f/k/a Kushi Natural Foods Corp.) as of December 31, 2005 and the results of its consolidated operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ MS Group CPA LLC

MS Group CPA LLC
New York, NY
April 25, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Hanxin (Cork) International Holding Co., Ltd

We have audited the statement of operations, excluding earnings per share, stockholders' equity and cash flows of Hanxin (Cork) International Holdings Co., Ltd for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. That Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. According, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the statement of operations, excluding earnings per share, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all respects the results of operations and cash flows of Hanxin (cork International Holding Co., Ltd. For the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 have been restated.


                                                    /s/ Most & Company, LLP

                                                    Most & Company, LLP

New York, NY

December 28, 2005

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET

                                                                                       DECEMBER 31, 2005
                                                                                       -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $         574,774
   Accounts receivable, net of allowance for doubtful accounts of $16,995                      2,284,854
   Inventories                                                                                   859,656
   Due from stockholders/officers                                                              1,380,292
   Loan to related party                                                                         978,910
   Prepayments and other current assets                                                        1,771,365
                                                                                       -----------------
      Total Current Assets                                                                     7,849,851

Property and Equipment - Net                                                                   2,365,014
Investment - At cost                                                                           1,734,777
Land Use Right - Net                                                                             154,221
                                                                                       -----------------
      Total Assets                                                                     $      12,103,863
                                                                                       =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                              179,144
   Accrued expenses                                                                              218,930
   Loan payable                                                                                  371,738
   Taxes payable                                                                                 164,854
   Other current liabilities                                                                     147,393
                                                                                       -----------------
      Total Current Liabilities                                                                1,082,059

Minority Interest                                                                              1,300,597

Stockholders' Equity
   Series A Preferred stock, $0.0001 par value, 5,,000,000 shares authorized,
      1,000 shares issued and outstanding                                                              1
   Common stock, $0.0001 par value, 200,000,000 shares authorized,
      5,764,786 shares issued and outstanding                                                        577
   Additional paid-in capital                                                                  4,399,735
   Reserve funds                                                                               1,330,756
   Retained earnings                                                                           3,745,588
   Accumulated other comprehensives income                                                       244,550
                                                                                       -----------------
      Total Stockholders' Equity                                                               9,721,207
                                                                                       -----------------
      Total Liabilities and Stockholders' Equity                                       $      12,103,863
                                                                                       =================

See notes to consolidated financial statements

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For Years Ended December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
                                                                    As Restated

Revenues                                          $ 12,156,152     $ 10,473,229

Cost of Goods Sold                                   7,044,695        5,522,921
                                                  ------------     ------------
Gross Profit                                         5,111,457        4,950,308

Operating expenses
   Selling expenses                                  1,311,619        1,144,549
   General and administrative expense                  795,659          673,318
                                                  ------------     ------------
Total operating expenses                             2,107,278        1,817,867
                                                  ------------     ------------
Income from operations                               3,004,179        3,132,441
                                                  ------------     ------------
Other income (expense)
   Interest income, net                                 46,664           32,344
   Other income (expense), net                         (74,554)          72,264
                                                  ------------     ------------
Total other (expense) income                           (27,890)         104,608

Income before taxes and minority interest            2,976,289        3,237,049

Income tax provision                                   482,151               --
                                                  ------------     ------------
Income before minority interest                      2,494,138        3,237,049

Minority interest                                      220,576          258,964
                                                  ------------     ------------
Net income                                           2,273,562        2,978,085

Other comprehensive income:
Foreign currency translation gain                      244,550               --
                                                  ------------     ------------
Comprehensive income                              $  2,518,112     $  2,978,085
                                                  ============     ============
Net income per common share
   - Basic                                        $       0.39     $       0.52
                                                  ============     ============
   - Diluted:                                     $       0.32     $       0.52
                                                  ============     ============
Weighted Common Shares Outstanding*
   - Basic                                           5,764,786        5,764,786
                                                  ============     ============
   - Diluted:                                        7,140,200        5,764,786
                                                  ============     ============

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                   Series A
                                   Preferred
                                     Stock           Common Stock,
                                 --------------   -------------------
                                                                                                               Other       Total
                                                                        Additional                            Compre-      Stock-
                                 No. of             No. of                Paid in    Reserve     Retained     hensive      holders'
                                 Shares  Amount     Shares     Amount     Capital      Fund      Earnings      Income      Equity
                                 ------  ------   ----------  -------   ----------  ----------  -----------   --------   ----------
Balance, December 31, 2003           --  $   --       50,000  $50,000   $4,350,313  $  375,768  $   657,009              $5,433,090

Net income                                                                                        2,978,085               2,978,085

Appropriation of Reserve funds                                                         542,733     (542,733)

Less: Capital distribution           --      --           --       --           --          --   (1,208,080)        --   (1,208,080)
                                 ------  ------   ----------  -------   ----------  ----------  -----------   --------   ----------
Balance, December 31, 2004           --      --       50,000   50,000    4,350,313     918,501    1,884,281         --    7,203,095

Recapitalization                                     (50,000) (50,000)      50,000                                               --

Merger with Hanxin Internationa   1,000       1   34,588,718    3,459       (3,460)                                              --

Net income                                                                                        2,273,562               2,273,562

Appropriation of Reserve funds                                                         412,255     (412,255)

Foreign currency translation         --      --           --       --           --          --           --    244,550      244,550
                                 ------  ------   ----------  -------   ----------  ----------  -----------   --------   ----------
Balance, December 31, 2005
  (pre reverse stock split)       1,000  $    1   34,588,718  $ 3,459   $4,396,853  $1,330,756  $ 3,745,588   $244,550   $9,721,207
                                 ======  ======   ==========  =======   ==========  ==========  ===========   ========   ==========
Balance, December 31, 2005
  (post reverse stock split)      1,000  $    1    5,764,786  $   577   $4,399,735  $1,330,756  $ 3,745,588   $244,550   $9,721,207
                                 ======  ======   ==========  =======   ==========  ==========  ===========   ========   ==========

See notes to consolidated financial statements

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For Years Ended December 31,
                                                            -------------------------------
                                                                2005               2004
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  2,273,562       $  2,978,085
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                 232,042            179,268
   Loss on disposal of fixed assets                               22,888                 --
   Minority interest                                             214,948            258,964
   Changes in operating assets and liabilities:
      Accounts receivable                                         43,750         (1,301,316)
      Inventories                                               (158,906)           568,750
      Deposits                                                 1,244,270           (667,247)
      Prepayments and other current assets                      (571,884)          (962,106)
      Accounts payable and accrued expenses                     (747,183)           634,754
      Customer deposits                                          (22,954)            22,954
      Taxes payable                                             (575,402)           426,306
      Other current liabilities                                   81,207           (164,970)
                                                            ------------       ------------
Net cash provided by operating activities                      2,036,338          1,973,442

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (48,742)          (566,249)
   Long term investment at cost                               (1,734,777)                --
   Investment in subsidary                                      (746,795)                --
                                                            ------------       ------------
Net cash used in investing activities                         (2,530,314)          (566,249)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term loan                                 362,424                 --
   Payment of short-term loan                                     (5,182)          (193,293)
   Proceeds from long-term debt                                       --             64,028
   Payment on long-term debt                                     (14,920)            (2,495)
   Payments to stockholders/officers                          (1,615,984)        (1,326,834)
   Receipts from stockholders/officers                         1,316,139          2,436,148
   Dividend paid                                                      --           (773,331)
   Distributions                                                      --         (1,208,080)
                                                            ------------       ------------
Net cash provided by (used in) financing activities               42,477         (1,003,857)

Net (decrease) increase in cash and cash equivalents            (451,499)           403,336
Effect of exchange rate changes on cash                           14,401                 --
Cash and cash equivalents at beginning of year                 1,011,872            608,536
                                                            ------------       ------------
Cash and cash equivalents at end of year                    $    574,774       $  1,011,872
                                                            ============       ============
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                            $     19,407       $     11,556
                                                            ============       ============
   Taxes paid                                               $         --       $         --
                                                            ============       ============
SUPPLEMENT SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Long-term debt released for building transfered out      $    (41,432)      $         --
                                                            ============       ============

See notes to consolidated financial statements

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of the Company. The capitalizations are described in further detail in Note 11 to the accompanying consolidated financial statements.

Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International will own 95% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Hanxin International, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Hanxin International deemed the accounting acquirer and Kushi deemed the accounting acquiree. Historical information of the surviving company is that of Hanxin International.

Hanxin International has no other business activities but owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company's activities are conducted through Hanxin.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

The Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd., a PRC corporation engages in cork trading businesses during fiscal year 2005.

2. BASIS OF PRESENTATION

PRINCIPLE OF CONSOLIDATION

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements include the financial statements of Hankersen International Corp. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company's subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC ("PRC GAAP"). Necessary adjustments were made to the Subsidiary's statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

RESTATEMENTS AND RECLASSIFICATIONS

As previously disclosed in our Quarterly Report on Form 10-QSB/A for the nine months ended September 30, 2005 (the Third Quarter 2005 Form 10-QSB), we had to restate certain financial information for our Fiscal 2004 and Fiscal 2005 quarterly periods. These restatements and related reconciliations from previously filed financial statements are described in further detail in Note 14 to the accompanying consolidated financial statements. In addition, certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ADVERTISING COSTS

Advertising costs are booked as expenses as incurred. The Company incurred $64,106 and $160,816 for the years ended December 31, 2005 and 2004, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $2,316 and $111,305 for the years ended December 31, 2005 and 2004, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

INVENTORIES

The Company values inventories, consisting of finished goods, work in progress and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's Consolidated Statements of Operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company's Consolidated Statements of Operation.

INTANGIBLE ASSETS

Intangible assets include land use right. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 40 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable, and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, prepayments and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's mortgage payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2005.

INCOME TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

SEGMENT REPORTING

The Company operates and manages its business as a single operating segment.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 generally require that accounting changes and errors be applied retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 to have a material impact on its financial statements.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides clarification regarding the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

In December 2004, the FASB issued SFAS 123R. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the statement of operations. This standard will be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of FAS 123R, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. The Company is currently evaluating the effect of FAS 123R and SAB 107 on its financial statements.

4. INVENTORIES

Inventories at December 31, 2005, consisted of the following:

      Raw material                             $653,315
      Working in progress                        85,967
      Finished goods                            120,374
                                               --------
      Total                                    $859,656
                                               ========

5. DUE FROM STOCKHOLDERS/OFFICERS

Amounts due from a stockholder/officer are unsecured, non-interest bearing and due on demand. As of December 31, 2005, the total net amount due from the stockholder/officer was $1,380,292, which included an aggregate net amount of $106,660 lent by officers to the Company and a $1,486,952 prepayment to the officer for a potential acquisition of a patent right owned by him. The purchase was subsequently canceled and the full amount was returned to the Company on April 25, 2006. .

6. INVESTMENT AND LOAN TO INVESTEE

On June 28, 2005, the Company purchased 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,734,777 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

During the year, the Company also advanced to DeRong $978,910 (equivalent to RMB 7,900,000). The amount is unsecured and interest at minimum rate of bank loan. The principal is due August 14, 2006 . The amount is presented on the balance sheet as Loan to Related Party.

7. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

                                          Estimated Life
                                          --------------
      Buildings and improvement               27 - 35           $1,748,233
      Manufacturing equipment                   1-8              1,119,687
      Office Furniture and Equipment             5                  77,470
      Vehicle                                   2-8                 18,590
                                                                ----------
         Subtotal                                                2,963,980
      Less: Accumulated depreciation                               598,966
                                                                ----------
         Total                                                  $2,365,014
                                                                ==========

For the years ended December 31, 2005 and 2004, depreciation expenses amounted to $227,793 and $175,062, respectively. Loss on disposal of fixed assets for the year ended December 31, 2005 was $22,888 and there was no such loss for the year 2004.

8. LAND USE RIGHT

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. At December 31, 2005, land use right at cost, less accumulated amortization consisted of the following:

      Land use right                          $172,554
      Less: Accumulated amortization            18,333
                                              --------
                                              $154,221
                                              ========

For the years ended December 31, 2005 and 2004, amortization expense amounted to $4,249 and $4,206, respectively.

The amortization expense for the next five years is as follows:

      2006                                      $4,249
      2007                                       4,249
      2008                                       4,249
      2009                                       4,249
      2010                                       4,249

9. LOAN PAYABLE

At May 13, 2005, the Company obtained a short term bank loan by pledging certain building and land use right with a bank. The loan interest is 9.486% per annum and the principal is due May 13, 2006.

10. INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. As a result, the Company had tax exempt benefit in the amount of $446,713 or $8.93 per share for the years ended December 31, 2004.

At December 31, 2005, taxes payable consisted the following:

      Value-added tax                         $ 94,852
      Corporate income tax provision            61,432
      Individual withholding payroll tax         1,349
      Local taxes and surcharges                 7,221
                                              --------
                                              $164,854
                                              ========

11. STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company's common stock and (ii) 1,000 shares of the Company's Series A Preferred Stock, which are converted into 177,185,642 shares of the Company's common stock, without taking into effect of a reverse stock split as described below.

In November 2005, the Company filed and circulated to its shareholders the Information Statement which permitted the Company, among other things, to (i) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (ii) approve one for six reverse split as to all outstanding shares of common stock of the Company, effective as to holders of record of shares of common stock on December 9, 2005, (iii) approve a stock option, SAR and stock bonus plan for the directors, officers, employees and consultants of the Company. A certificate of amendment officially increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

All net income per share amounts has been restated to reflect the reverse stock split.

12. LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are expiring at November 2006 and February 2007. The future minimum rental and properties payments as of December 31, 2005 are as follows:

      2006                                     $33,669
      2007                                       2,441
                                               -------
                                               $33,110
                                               =======

Rent expense amounted to $56,320 and $60,721 for the years ended December 31, 2005 and 2004, respectively.

13. FOREIGN SUBSIDIARIES

OPERATIONS

Substantially all of the Companies' operations are carried out through its subsidiary located in the PRC. Accordingly, the Companies' business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Companies' business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of December 31, 2005, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $1,330,756 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with comments from the Securities and Exchange Commission and upon a review and assessment by the Company, it was concluded on December 7, 2005 that certain of the Company's previously issued financial statements included with Form 8-K filed on August 10, 2005, as amended on January 18, 2006 and 10-QSB for the quarter ended September 30, 2005 filed on November 21, 2005, as amended on January 18, 2006 should no longer be relied upon because of errors in such financial statements. A further amended Current Report on Form 8-K/A with inclusion of the Company's re-audited financial statements for the years ended December 31, 2004 and 2003, and interim financial statements for three months ended March 31, 2005 and six months ended June 30, 2005, and a further amended Quarterly Report on Form 10-QSBA for the nine months ended September 30, 2005 to reflect certain revisions in such financial statements were filed on March 8, 2006. The errors in such financial statements include:

      a. Recorded $731,146 prepayments advanced to stockholders/officers for expenses associated with completing a reverse acquisition in "Prepayments and Other Current Assets" instead of "Due from stockholders/officers",

      b. Recorded $4,833 expenses incurred by a stockholder during fiscal year 2003 as "Due from stockholders/officers" instead of an increase in expenses,

      c. Presented $50,000 stock subscription receivable as a reduction of stockholders' equity instead of "Prepayments and Other Current Assets" even though the amount was received in January 2005,

      d. Recorded $1,208,080 patent rights as intangible asset contributed by a more than 10% stockholder and recorded an additional $1,208,080 patent rights as intangible asset purchased from the same stockholder. The Company also recorded associated amortization expenses of $221,480 and $171,145 in fiscal year 2004 and 2003 respectively. Upon subsequent review, the Company has concluded that its determination was incorrect and that the contributed patent rights should be revalued at historical cost basis of $0 and the amount paid to purchase the patent rights should be treated as a capital distribution.

The Company made the following corrections with respect to the above errors for its financial statements as of December 31, 2004:

      a. Reclassified $731,146 from "Prepayments and other Current Assets" to "Due from stockholders/officers",

      b. reduced both "Due from stockholders/officers" and "Retained Earning" by $4,833,

      c. reclassified $50,000 from "Stockholders' Equity" to "Prepayments and other Current Assets",

      d. wrote off $1,208,080 "Patent Right" against "Additional Paid in Capital" for the contributed patent rights and wrote off an additional $1,208,080 "Patent Right" against "Retained Earning" for the purchased patent rights. The Company also reversed the associated amortization expenses by crediting $171,145 to "Retained Earning" and $221,480 to "General and Administration Expenses". Minority interest was also adjusted by an increase of $31,023 to reflect the write off of amortization expense associated with the "Patents Rights".

A summary which shows the impact of the restatement on the consolidated balance sheet as of December 31, 2004, and the related statements of operations and statement of cash flows for the year ended December 31, 2004 is as follow:

                                                     As                                    Subscription     Patent
                                                 Previously      Prepayment    Expenses      Receivable      Right
CONSOLIDATED BALANCE SHEET                        Reported      Adjustments   Adjustments   Adjustments   Adjustments   As Restated
--------------------------                      ------------   ------------  ------------  ------------  ------------  ------------
Cash and cash equivalents                       $  1,011,872                                                           $  1,011,872
Accounts receivable                                2,272,868                                                              2,272,868
Inventories                                          679,211                                                                679,211
Due from stockholders/officers                       271,356   $    731,146  $     (4,833)                                  997,669
Deposits                                           1,208,080                                                              1,208,080
Prepayments and other current assets               1,802,704       (731,146)               $     50,000                   1,121,558
Property and equipment - Net                       2,595,658                                                              2,595,658
Patents right - Net                                2,023,535                                             $ (2,023,535)           --
Land use right - Net                                 154,562                                                                154,562
                                                ------------   ------------  ------------  ------------  ------------  ------------
Total Assets                                    $ 12,019,846   $         --  $     (4,833) $     50,000  $ (2,023,535) $ 10,041,478
                                                ============   ============  ============  ============  ============  ============
Total Current Liabilities                          1,949,922                                                              1,949,922
Mortgage Payable - Non-current Portion                56,352                                                                 56,352
Minority interest                                    801,086                                                   31,023       832,109
Common stock                                          50,000                                                                 50,000
Stock subscription receivables                       (50,000)                                    50,000                          --
Additional paid-in capital                         5,558,393                                               (1,208,080)    4,350,313
Retained earnings                                  3,654,093                       (4,833)                   (846,478)    2,802,782
                                                ------------   ------------  ------------  ------------  ------------  ------------
                                                $ 12,019,846   $         --  $     (4,833) $     50,000  $ (2,023,535) $ 10,041,478
                                                ============   ============  ============  ============  ============  ============

                                                     As                                    Subscription     Patent
                                                 Previously      Prepayment    Expenses      Receivable      Right
CONSOLIDATED STATEMENT OF OPERATIONS              Reported      Adjustments   Adjustments   Adjustments   Adjustments   As Restated
------------------------------------            ------------   ------------  ------------  ------------  ------------  ------------
Revenue                                         $ 10,473,229                                                           $ 10,473,229
Cost of Goods Sold                                 5,522,921                                                              5,522,921
Selling expenses                                   1,144,549                                                              1,144,549
General and administrative expenses                  894,798                                             $   (221,480)      673,318
Other income/expenses                                104,608                                                                104,608
Income from operations                             3,015,569                                                  221,480     3,237,049
Minority interest                                    241,246                                                   17,718       258,964
Provision for income taxes                                --                                                                     --
                                                ------------   ------------  ------------  ------------  ------------  ------------
Net income                                      $  2,774,323   $         --  $         --  $         --  $    203,762  $  2,978,085
                                                ------------   ------------  ------------  ------------  ------------  ------------
Net income per share - Basic and Diluted        $      55.49                                             $       4.08  $      59.57
                                                ============                                             ============  ============

                                                     As                                    Subscription     Patent
                                                 Previously      Prepayment    Expenses      Receivable      Right
CONSOLIDATED STATEMENT OF CASH FLOW               Reported      Adjustments   Adjustments   Adjustments   Adjustments   As Restated
-----------------------------------             ------------   ------------  ------------  ------------  ------------  ------------
Net cash provided by operating activities       $  1,242,296   $    731,146                                            $  1,973,442
Net cash used in investing activities             (1,774,329)                                            $  1,208,080      (566,249)
Net cash used in financing activities                935,369       (731,146)                               (1,208,080)   (1,003,857)
Net increase in cash and cash equivalents            403,336             --            --            --            --       403,336
Cash and cash equivalents at beginning of year       608,536                                                                608,536
                                                ------------   ------------  ------------  ------------  ------------  ------------
Cash and cash equivalents at end of year        $  1,011,872   $         --  $         --  $         --  $         --  $  1,011,872
                                                ============   ============  ============  ============  ============  ============