Form 10QSB
period 2006-03-31
KUSHI NATURAL FOODS CORP
filed 2006-07-13
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:

                        Commission file number 000-30115

                         HANKERSEN INTERNATIONAL CORP..
                         ------------------------------
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

       ------------------------------------------------------------------
                 (Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2006 there were 5,764,786 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                  FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Balance Sheet
               March 31, 2006 (Unaudited)......................................2
     Consolidated Statements of Income and Comprehensive Income (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005..............3
     Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005..............4

     Notes to Consolidated Financial Statements (Unaudited)..................5-7

     Item 2 - Management's Discussion and Analysis or Plan of Operation.....8-13

     Item 3 - Controls and Procedures.........................................14

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................15

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....15

     Item 3 - Default upon Senior Securities .................................15

     Item 4 - Submission of Matters to a Vote of Security Holders.............15

     Item 5 - Other Information...............................................15

     Item 6 - Exhibits........................................................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31, 2006    DECEMBER 31, 2005
                                                                               -----------------   -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                    $       1,072,644   $         574,774
  Accounts receivable, net of allowance for doubtful accounts of
  $17,109 and $16,995, respectively                                                    2,987,276           2,284,854
  Inventories                                                                            564,201             859,656
  Due from stockholders/officers                                                       1,393,224           1,380,292
  Loan to related party                                                                  985,443             978,910
  Prepayments and other current assets                                                 1,807,735           1,771,365
                                                                               -----------------   -----------------
      Total Current Assets                                                             8,810,523           7,849,851

Property and Equipment - Net                                                           2,323,519           2,365,014
Investment - At cost                                                                   1,746,354           1,734,777
Land Use Right - Net                                                                     154,164             154,221
                                                                               -----------------   -----------------
      Total Assets                                                             $      13,034,560   $      12,103,863
                                                                               =================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                       489,576             179,144
  Accrued expenses                                                                       227,772             218,930
  Loan payable                                                                           374,219             371,738
  Taxes payable                                                                          464,209             164,854
  Other current liabilities                                                              173,586             147,393
                                                                               -----------------   -----------------
      Total Current Liabilities                                                        1,729,362           1,082,059
Minority Interest                                                                      1,331,798           1,300,597
Stockholders' Equity
  Series A Preferred stock, $0.0001 par value, 5,,000,000 shares authorized,
    1,000 shares issued and outstanding                                                        1                   1
  Common stock, $0.0001 par value, 200,000,000 shares authorized,
    5,764,786 shares issued and outstanding                                                  577                 577
  Additional paid-in capital                                                           4,399,735           4,399,735
  Reserve funds                                                                        1,330,756           1,330,756
  Retained earnings                                                                    3,923,254           3,745,588
  Accumulated other comprehensives income                                                319,077             244,550
                                                                               -----------------   -----------------
      Total Stockholders' Equity                                                       9,973,400           9,721,207
                                                                               -----------------   -----------------
      Total Liabilities and Stockholders' Equity                               $      13,034,560   $      12,103,863
                                                                               =================   =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                               For Three Months Ended March
                                            ---------------------------------
                                             March 31, 2006    March 31, 2005
                                            ---------------   ---------------
                                               Unaudited         Unaudited

Revenues                                    $     1,591,031   $     2,043,846

Cost of Goods Sold                                1,171,904         1,144,404
                                            ---------------   ---------------
Gross Profit                                        419,127           899,442

Operating expenses
  Selling expenses                                  176,119           199,914
  General and administrative expense                 65,717           110,384
                                            ---------------   ---------------
Total operating expenses                            241,836           310,298
                                            ---------------   ---------------
Income from operations                              177,291           589,144
                                            ---------------   ---------------
Other income (expense)
  Interest income, net                               14,939             4,461
  Other income (expense), net                        18,482            18,109
                                            ---------------   ---------------
Total other (expense) income                         33,421            22,570

Income before taxes and minority interest           210,712           611,714

Income tax provision                                  1,845            91,139
                                            ---------------   ---------------
Income before minority interest                     208,867           520,575

Minority interest                                    31,201            41,646
                                            ---------------   ---------------
Net income                                  $       177,666   $       478,929

Other comprehensive income:
Foreign currency translation gain                    74,527                --
                                            ---------------   ---------------
Comprehensive income                        $       252,193   $       478,929
                                            ===============   ===============
Net income per common share
  - Basic                                   $          0.03   $          0.08
                                            ===============   ===============
  - Diluted:                                $          0.01   $          0.08
                                            ===============   ===============
Weighted Common Shares Outstanding*
  - Basic                                         5,764,786         5,764,786
                                            ===============   ===============
  - Diluted:                                     35,295,726         5,764,786
                                            ===============   ===============

* As restated to reflect recapitalization and the subsequent reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                         For the Three Months Ended
                                                      ----------------------------------
                                                       March 31, 2006     March 31, 2005
                                                      ---------------    ---------------
                                                         Unaudited          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $       177,666    $       478,292
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                57,977             54,584
  Loss on disposal of fixed assets
  Minority interest                                            31,201             41,317
  Changes in operating assets and liabilities:
    Accounts receivable                                      (683,037)            44,742
    Inventories                                               299,195             12,856
    Prepayments and other current assets                      (24,386)           165,655
    Accounts payable and accrued expenses                     314,518           (431,849)
    Customer deposits                                              --            (22,954)
    Taxes payable                                             296,278            174,849
    Other current liabilities                                  25,042             22,386
                                                      ---------------    ---------------
Net cash provided by operating activities                     494,455            539,878
CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred acquisition cost                                        --           (275,850)
  Purchase of equipment                                            --             (5,245)
                                                      ---------------    ---------------
Net cash used in investing activities                              --           (281,095)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on long-term debt                                        --             (1,667)
  (Payment to) Receipts from stockholders/officers             (3,696)           997,669
                                                      ---------------    ---------------
Net cash provided by (used in) financing activities            (3,696)           996,002
Net (decrease) increase in cash and cash                      490,759          1,254,785
equivalents
Effect of exchange rate changes on cash                         7,111                 --
Cash and cash equivalents at beginning of period              574,774          1,011,872
                                                      ---------------    ---------------
Cash and cash equivalents at end of period            $     1,072,644    $     2,266,657
                                                      ===============    ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      A) INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Hankersen International Corp., f/k/a Kushi Natural Foods Corp., (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

      B) DESCRIPTION OF BUSINESS AND REVERSE MERGER:

Hankersen International Corp. was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

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

The Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd., a PRC corporation engaged in cork trading businesses during fiscal year 2005.

      C) USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2006 and 2005 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

      D) RECENT ACCOUNTING PRONOUNCEMENTS:

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

2. INVENTORIES

Inventories at March 31, 2006, consisted of the following:

   Raw material                      $435,292
   Working in progress                 72,656
   Finished goods                      56,253
                                     --------
   Total                             $564,201
                                     ========

3. DUE FROM STOCKHOLDERS/OFFICERS

Amounts due from a stockholder/officer are unsecured, non-interest bearing and due on demand. As of March 31, 2006, the total net amount due from the stockholder/officer was $1,393,224, which included an aggregate net amount of $93,728 lent by officers to the Company and a $1,486,952 prepayment to the officer for a potential acquisition of a patent right owned by him. The purchase was subsequently canceled and the full amount was returned to the Company on April 25, 2006.

4. INVESTMENT AND LOAN TO INVESTEE

On June 28, 2005, the Company purchased 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,746,354 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

During the year, the Company also advanced to DeRong $985,443 (equivalent to RMB 7,900,000). The amount is unsecured and interest at minimum rate of bank loan. The principal is due August 14, 2006. The amount is presented on the balance sheet as Loan to Related Party.

5. LOAN PAYABLE

At May 13, 2005, the Company obtained a short term bank loan by pledging certain building and land use right with a bank. The loan interest is 9.486% per annum and the principal is due May 13, 2006.

6. INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005.

7. STOCKHOLDERS EQUITY

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

All net income per share amounts for the three months ended March 31, 2006 and 2005 has been restated to assume recapitalization and to reflect the reverse stock split and, with respect to fully diluted amounts, the anticipated conversion of the 1,000 shares of preferred stock into 29,530,940 shares of the Company's common stock after giving effect to the reverse stock split.

8. LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are expiring at November 2006 and February 2007. The future minimum rental and property management fee payments as of March 31, 2006 were $27,747.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on June 26, 2006.

      OVERVIEW

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

      In November 2005, the Company filed and circulated to its shareholders the Information Statement which permitted the Company to (i) change its name to HanKersen International Corp.; (ii) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (iii) approve the Reverse Split as to all outstanding shares of common stock of the Corporation, effective as to holders of record of shares of common stock on December 9, 2005, (iv) appoint the new directors of the Company; and (v) approve a stock option, SAR and stock bonus plan for the directors, officers, employees and consultants of the Company. A certificate of amendment officially changing the name, increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

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

      We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 1 to 35 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

                                         For Three Months Ended March
                                       --------------------------------
                                       March 31, 2006    March 31, 2005      (Decrease)/ Increase
                                       --------------    --------------     ----------------------
                                          Unaudited         Unaudited
Revenues                               $    1,591,031    $    2,043,846      (452,815)      -22.2%
                                       --------------    --------------
Cost of Goods Sold                          1,171,904         1,144,404        27,500         2.4%
Gross Profit                                  419,127           899,442      (480,315)      -53.4%
Gross Profit percentage                                                          26.3%       44.0%
Operating expenses
  Selling expenses                            176,119           199,914       (23,795)      -11.9%
  General and administrative expense           65,717           110,384       (44,667)      -40.5%
                                       --------------    --------------
Total operating expenses                      241,836           310,298       (68,462)      -22.1%
                                       --------------    --------------
Income from operations                        177,291           589,144      (411,853)      -69.9%
                                       --------------    --------------
Other income (expense)
  Interest income, net                         14,939             4,461        10,478       234.9%
  Other income (expense), net                  18,482            18,109           373         2.1%
                                       --------------    --------------
Total other (expense) income                   33,421            22,570        10,851        48.1%
Income before taxes and minority              210,712           611,714      (401,002)      -65.6%
interest
Income tax provision                            1,845            91,139       (89,294)      -98.0%
                                       --------------    --------------
Income before minority interest               208,867           520,575      (311,708)      -59.9%
Minority interest                              31,201            41,646       (10,445)      -25.1%
                                       --------------    --------------
Net income                             $      177,666    $      478,929      (301,263)      -62.9%
                                       ==============    ==============

REVENUES

      For the three months ended March 31, 2006, our revenues were $1,591,031 as compared to $2,043,846 for the three months ended March 31, 2005, a decrease of $452,815 or approximately 22.2%. The decrease in net revenues is mainly due the change of our pricing structure as a result of the change in our applicable value added tax rate (VAT). Starting from December 2005, our small taxpayer status ended and the Company became a general taxpayer for VAT purposes. The Company began to charge 17% VAT instead of 4% VAT on its invoices to the customers. In order to stay competitive in the market and with some long term sale contracts signed with customers, the Company maintains its products' selling price and did not shift the VAT to its customers. The decrease in net revenue was also attributed to the tightening of receivable credit policy. The Company limited sales to certain customers with receivables outstanding exceeding half or one year, depend upon clients' credit limit. This policy reduced sales but improved the Company's overall financial position.

COST OF SALES AND GROSS PROFIT

      For the three months ended March 31, 2006, cost of sales amounted to $1,171,904 or 73.7% of net revenues as compared to cost of sales of $1,144,404 or 56.0% of net revenues for the three months ended March 31, 2005. This increase was primarily a result of a price increase in raw materials, workers' salaries, and product mix. During the first quarter of 2006, the Company sold raw material at lower margin to a business partner. Gross profit for the three months ended March 31, 2006 was $419,127 or 26.3% of revenues, as compared to $899,442 or 44.0% of revenues for the three months ended March 31, 2005. The Company is currently working with vendor on raw materials to secure future price by proposing long term supplier contracts.

OPERATING EXPENSES

      Our operating expenses significantly decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This was attributable to a decrease in direct advertising and trade shows, and commissions associated with our decreased revenues. The decrease in general and administrative costs was primarily attributable to decreases in office supplies, rent, and conference and meeting fees. We anticipate an increase in legal and accounting fees during 2006 in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

      For the three months ended March 31, 2006, total operating expenses were $241,836 as compared to $310,298 for the three months ended March 31, 2005, a decrease of $68,462 or 22.1%.

OTHER INCOME (EXPENSES)

      For the three months ended March 31, 2006, other income (expense), net, amounted to $33,421 as compared to $22,570 for the three months ended March 31, 2005. Other income for the three months ended March 31, 2006 and 2005 is related to the income received from the rental of its entertainment facility.

      For the three months ended March 31, 2006, net interest income was $14,939 as compared to net interest income of $4,461 for the three months ended March 31, 2005, an increase of $10,478 for the three months ended March 31, 2006. This increase was attributable to loans made to its related party DeRong during the first quarter of 2006.

INCOME TAX

      Our income taxes decreased by $59,532 to $31,607 for the three months ended March 31, 2006 from $91,139 for the three months ended March 31, 2005 due to lower taxable income. The Company's tax-exempt status ended as of December 31, 2004 and the Company is subject to a 15% corporate income tax starting from 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by $87,693 from $2,746,436 as of December 31, 2005 to $2,834,129 as of March 31, 2006. The increase was primarily due to an increase in accounts receivable of $702,422 from $2,284,854 as of December 31, 2005 to $2,987,276 as of March 31, 2006. This amount was offset, however, by a decrease in inventory of $295,455 from $859,656 at December 31, 2005 to $564,201 as of March 31, 2006 and an increase in accounts payable and accrued expenses of $319,274 from December 31, 2005 through March 31, 2006. The increase in account receivables is attributable to a reduced receivable collection and the reduction of inventory was a result of reduced productions with less inventories demanded.

      Cash provided by operating activities was $494,455 for the three months ended March 31, 2006 as compared to $539,878 provided for the three months ended March 31, 2005. The decrease in cash provided by operating activities for the three months ended March 31, 2006 is a result of a reduction of net income and increase of accounts receivable.

      There were no investing activities for the three months ended March 31, 2006 as compared to $5,245 purchase of equipment and payment of $275,850 acquisition expenses for the three months ended March 31, 2005.

      With approximately $7.0 million of net working capital as of March 31, 2006 and cash flow positive operating results, the Company believes it will have sufficient resources to finance its operations for the coming year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

      Based on the evaluation of the Company's disclosure controls and procedures by Pengcheng Chen, the Company's Chief Executive Officer and Yi Tong, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

Exhibit
Number      Description
-------     -----------
31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer Certification pursuant to
            Section 906 of the Sarbanes- Oxley Act of 2002.

32.2        Certification of Chief Financial Officer Certification pursuant to
            Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HANKERSEN INTERNATIONAL CORP.


Dated: July 10, 2006          By: /s/ Pengcheng Chen
                                  ---------------------------------------
                                  Pengcheng Chen, Chief Executive Officer


                              By: /s/ Yi Tong
                                  ---------------------------------------
                                  Yi Tong, Chief Financial Officer