Form 10QSB/A
period 2006-03-31
HanKersen International Corp.
filed 2006-08-17
CIK 1104040

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

     Item 3 - Default upon Senior Securities .................................15

     Item 4 - Submission of Matters to a Vote of Security Holders.............15

     Item 5 - Other Information...............................................15

     Item 6 - Exhibits........................................................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------

                                                MARCH 31, 2006  DECEMBER 31, 2005
                                                --------------  -----------------
ASSETS
Current Assets:
Cash and cash equivalents                        $ 1,072,644   $   574,774
Accounts receivable, net of allowance
  for doubtful accounts of $17,109
  and $16,995, respectively                        2,987,276     2,284,854
Inventories                                          564,201       859,656
Due from stockholders/officers                     1,393,224     1,380,292
Loan to related party                                985,443       978,910
Prepayments and other current assets               1,807,735     1,771,365
                                                 -----------   -----------
    Total Current Assets                           8,810,523     7,849,851

Property and Equipment - Net                       2,323,519     2,365,014
Investment - At cost                               1,746,354     1,734,777
Land Use Right - Net                                 154,164       154,221
                                                 -----------   -----------
    Total Assets                                 $13,034,560   $12,103,863
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   489,576       179,144
  Accrued expenses                                   227,772       218,930
  Loan payable                                       374,219       371,738
  Taxes payable                                      494,094       164,854
  Other current liabilities                          173,586       147,393
                                                 -----------   -----------
    Total Current Liabilities                      1,759,247     1,082,059

Minority Interest                                  1,329,417     1,300,597

Stockholders' Equity
Series A Preferred stock, $0.0001 par value,
  5,000,000 shares authorized,
  1,000 shares issued and outstanding                      1             1
Common stock, $0.0001 par value, 200,000,000
  shares authorized, 5,764,786 shares issued
  and outstanding                                        577           577
Additional paid-in capital                         4,399,735     4,399,735
Reserve funds                                      1,330,756     1,330,756
Retained earnings                                  3,895,873     3,745,588
Accumulated other comprehensives income              318,954       244,550
                                                 -----------   -----------
    Total Stockholders' Equity                     9,945,896     9,721,207
                                                 -----------   -----------

    Total Liabilities and Stockholders' Equity   $13,034,560   $12,103,863
                                                 ===========   ===========




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                 For Three Months Ended March
                                                -------------------------------
                                                MARCH 31, 2006   MARCH 31, 2005
                                                --------------   --------------
                                                  Unaudited        Unaudited

Revenues                                        $ 1,591,031       $ 2,043,846

Cost of Goods Sold                                1,171,904         1,144,404
                                                -----------       -----------

Gross Profit                                        419,127           899,442

Operating expenses
  Selling expenses                                  176,119           199,914
  General and administrative expense                 65,717           110,384
                                                -----------       -----------

Total operating expenses                            241,836           310,298
                                                -----------       -----------

Income from operations                              177,291           589,144
                                                -----------       -----------

Other income (expense)
  Interest income, net                               14,939             4,461
  Other income (expense), net                        18,482            18,109
                                                -----------       -----------
Total other income                                   33,421            22,570

Income before taxes and minority interest           210,712           611,714

Income tax provision                                 31,607            91,139
                                                -----------       -----------

Income before minority interest                     179,105           520,575

Minority interest                                    28,820            41,646
                                                -----------       -----------

Net income                                      $   150,285       $   478,929

Other comprehensive income:
Foreign currency translation gain                    74,404              --
                                                -----------       -----------

Comprehensive income                            $   224,689       $   478,929
                                                ===========       ===========

Net income per common share
  - Basic                                       $      0.03       $      0.08
                                                ===========       ===========
  - Diluted:                                    $      0.00       $      0.08
                                                ===========       ===========

Weighted Common Shares Outstanding*
  - Basic                                         5,764,786         5,764,786
                                                ===========       ===========
  - Diluted:                                     35,295,726         5,764,786
                                                ===========       ===========

* As restated to reflect recapitalization and the subsequent reverse stock split.



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                       For the Three Months Ended
                                                     ------------------------------
                                                     MARCH 31, 2006  MARCH 31, 2005
                                                     --------------  --------------
                                                        Unaudited      Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   150,285    $   478,929
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                             57,977         54,584
  Loss on disposal of fixed assets
  Minority interest                                         28,820         41,646
  Changes in operating assets and liabilities:
  Accounts receivable                                     (682,962)        44,742
  Inventories                                              299,195         12,856
  Prepayments and other current assets                     (24,386)       165,655
  Accounts payable and accrued expenses                    314,519       (432,815)
  Customer deposits                                           --          (22,954)
  Taxes payable                                            325,965        174,849
  Other current liabilities                                 25,042         22,386
                                                       -----------    -----------
Net cash provided by operating activities                  494,455        539,878

CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred acquisition cost                                   --         (275,850)
  Purchase of equipment                                       --           (5,245)
                                                       -----------    -----------
Net cash used in investing activities                         --         (281,095)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on long-term debt                                   --           (1,667)
  (Payment to) Receipts from stockholders/officers          (3,696)       997,669
                                                       -----------    -----------
Net cash (used in) provided by financing activities         (3,696)       996,002

Net (decrease) increase in cash and cash equivalents       490,759      1,254,785
Effect of exchange rate changes on cash                      7,111           --
Cash and cash equivalents at beginning of period           574,774      1,011,872
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,072,644    $ 2,266,657
                                                       ===========    ===========




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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

                                         For Three Months Ended March
                                       --------------------------------
                                       March 31, 2006    March 31, 2005      (Decrease)/ Increase
                                       --------------    --------------     ----------------------
                                          Unaudited         Unaudited
Revenues                               $    1,591,031    $    2,043,846      (452,815)      -22.2%
                                       --------------    --------------
Cost of Goods Sold                          1,171,904         1,144,404        27,500         2.4%
Gross Profit                                  419,127           899,442      (480,315)      -53.4%
Gross Profit percentage                                                          26.3%       44.0%
Operating expenses
  Selling expenses                            176,119           199,914       (23,795)      -11.9%
  General and administrative expense           65,717           110,384       (44,667)      -40.5%
                                       --------------    --------------
Total operating expenses                      241,836           310,298       (68,462)      -22.1%
                                       --------------    --------------
Income from operations                        177,291           589,144      (411,853)      -69.9%
                                       --------------    --------------
Other income (expense)
  Interest income, net                         14,939             4,461        10,478       234.9%
  Other income (expense), net                  18,482            18,109           373         2.1%
                                       --------------    --------------
Total other (expense) income                   33,421            22,570        10,851        48.1%
Income before taxes and minority              210,712           611,714      (401,002)      -65.6%
interest
Income tax provision                           31,607            91,139       (59,532)      -65.3%
                                       --------------    --------------
Income before minority interest               179,105           520,575      (341,470)      -65.6%
Minority interest                              28,820            41,646       (12,826)      -30.8%
                                       --------------    --------------
Net income                             $      150,285    $      478,929      (328,644)      -68.6%
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

                              HANKERSEN INTERNATIONAL CORP.


Dated: August 17, 2006        By: /s/ Pengcheng Chen
                                  ---------------------------------------
                                  Pengcheng Chen, Chief Executive Officer


                              By: /s/ Yi Tong
                                  ---------------------------------------
                                  Yi Tong, Chief Financial Officer