Form 10QSB
period 2006-06-30
HanKersen International Corp.
filed 2006-08-21
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:

                        Commission file number 000-30115

                          HANKERSEN INTERNATIONAL CORP.
                          -----------------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 18, 2006 there were 5,764,786 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheet (Unaudited)
      June 30, 2006 .......................................................    2
   Consolidated Statements of Income and Comprehensive Income (Unaudited)
      For the Three Months and Six Months Ended June 30, 2006 and 2005.....    3
   Consolidated Statements of Cash Flows (Unaudited)
      For the Six Months Ended June 30, 2006 and 2005......................    4

   Notes to Consolidated Financial Statements (Unaudited)..................  5-7

   Item 2 - Management's Discussion and Analysis or Plan of Operation...... 8-15

   Item 3 - Controls and Procedures........................................   16

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings..............................................   17

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....   17

   Item 3 - Default upon Senior Securities ................................   17

   Item 4 - Submission of Matters to a Vote of Security Holders............   17

   Item 5 - Other Information..............................................   17

   Item 6 - Exhibits.......................................................   17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              JUNE 30, 2006      DECEMBER 31, 2005
                                                                            -----------------    -----------------
ASSETS                                                                          UNAUDITED
Current Assets:
   Cash and cash equivalents                                                $       2,325,240    $         574,774
   Accounts receivable, net of allowance for doubtful accounts of $17,157
   and $16,995, respectively                                                        1,997,763            2,284,854
   Inventories                                                                        444,972              859,656
   Due from stockholders/officers                                                          --            1,380,292
   Loan to related party                                                              988,204              978,910
   Prepayments and other current assets                                             3,403,359            1,771,365
                                                                            -----------------    -----------------
   Total Current Assets                                                             9,159,538            7,849,851

   Property and Equipment - Net                                                     2,274,654            2,365,014
   Investment - At cost                                                             1,751,248            1,734,777
   Land Use Right - Net                                                               153,507              154,221
                                                                            -----------------    -----------------
      Total Assets                                                                 13,338,947           12,103,863
                                                                            =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                   598,396              179,144
   Accrued expenses                                                                   347,877              218,930
   Loan payable                                                                            --              371,738
   Taxes payable                                                                      577,997              164,854
   Due to stockholders/officers                                                       145,782                   --
   Other current liabilities                                                          190,737              147,393
                                                                            -----------------    -----------------
      Total Current Liabilities                                                     1,860,789            1,082,059

Minority Interest                                                                   1,340,347            1,300,597

Stockholders' Equity
   Series A Preferred stock, $0.0001 par value, 5,,000,000 shares
      authorized, 1,000 shares issued and outstanding                                       1                    1
   Common stock, $0.0001 par value, 200,000,000 shares authorized,
      5,764,786 shares issued and outstanding                                             577                  577
   Additional paid-in capital                                                       4,399,735            4,399,735
   Reserve funds                                                                    1,330,756            1,330,756
   Retained earnings                                                                4,055,726            3,745,588
   Accumulated other comprehensives income                                            351,016              244,550
                                                                            -----------------    -----------------
      Total Stockholders' Equity                                                   10,137,811            9,721,207
                                                                            -----------------    -----------------
      Total Liabilities and Stockholders' Equity                            $      13,338,947    $      12,103,863
                                                                            =================    =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                 For Three Months Ended            For Six Months Ended
                                             ------------------------------    ------------------------------
                                             June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                             -------------    -------------    -------------    -------------
                                               Unaudited        Unaudited        Unaudited        Unaudited
Revenues                                     $   3,148,073    $   3,132,207     $   4,739,104    $   5,176,053

Cost of Goods Sold                               2,420,281        1,683,959         3,592,185        2,828,363
                                             -------------    -------------     -------------    -------------
Gross Profit                                       727,792        1,448,248         1,146,919        2,347,690

Operating Expenses
   Selling expenses                                358,238          306,423           534,357          506,337
   General and administrative expense              197,479           70,719           263,196          181,103
                                             -------------    -------------     -------------    -------------
Total Operating Expenses                           555,717          377,142           797,553          687,440
                                             -------------    -------------     -------------    -------------
Income From Operations                             172,075        1,071,106           349,366        1,660,250
                                             -------------    -------------     -------------    -------------
Other Income (Expense)
   Interest income (expense), net                   22,228             (224)           37,167            4,237
   Other income, net                                15,582           19,426            34,064           37,535
                                             -------------    -------------     -------------    -------------
Total Other Income                                  37,810           19,202            71,231           41,772

Income Before Taxes and Minority Interest          209,885        1,090,308           420,597        1,702,022

Income Taxes Provision                              39,102           77,250            70,709          168,389
                                             -------------    -------------     -------------    -------------
Income Before Minority Interest                    170,783        1,013,058           349,888        1,533,633

Minority Interest                                   10,930           81,045            39,750          122,691
                                             -------------    -------------     -------------    -------------
Net Income                                   $     159,853    $     932,013     $     310,138    $   1,410,942

Other Comprehensive Income:
   Foreign currency translation gain                32,062               --           106,466               --
                                             -------------    -------------     -------------    -------------
Comprehensive Income                         $     191,915    $     932,013     $     416,604    $   1,410,942
                                             =============    =============     =============    =============
Net Income Per Common Share
  - Basic                                    $        0.03    $        0.16     $        0.05    $        0.24
                                             =============    =============     =============    =============
  - Diluted:                                 $        0.00    $        0.16     $        0.01    $        0.24
                                             =============    =============     =============    =============
Weighted Common Shares Outstanding*
- Basic                                          5,764,786        5,764,786         5,764,786        5,764,786
                                             =============    =============     =============    =============
- Diluted:                                      35,295,726        5,764,786        35,295,726        5,764,786
                                             =============    =============     =============    =============

* As restated to reflect recapitalization and the subsequent reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONDENSED STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                            For the Six Months Ended
                                                        -------------------------------
                                                        June 30, 2006     June 30, 2005
                                                        -------------     -------------
                                                          Unaudited         Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $     310,138     $   1,410,942
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
   Depreciation and amortization                              114,824           109,594
   Minority interest                                           39,750           136,162
   Changes in operating assets and liabilities:
      Accounts receivable                                     304,503           746,017
      Inventories                                             418,868           182,950
      Prepayments and other current assets                 (1,599,986)          543,393
      Accounts payable and accrued expenses                   539,299          (816,081)
      Customer deposits                                            --           (22,954)
      Taxes payable                                           407,707           378,024
      Other current liabilities                                41,550           (60,209)
                                                        -------------     -------------
Net Cash Provided by Operating Activities                     576,653         2,607,838
                                                        -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deferred acquisition cost                                       --          (275,850)
   Purchase of equipment                                         (913)          (31,804)
   Long term investment at cost                                    --        (1,691,311)
   Minority interest                                               --           241,616
                                                        -------------     -------------
Net Cash Used in Investing Activities                            (913)       (1,757,349)
                                                        -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Payment to) Proceeds from short-term loan                (371,738)          362,424
   Payment on long-term debt                                       --            (2,947)
   Receipts from stockholders/officers                      1,524,703         1,069,625
                                                        -------------     -------------
Net Cash Provided by Financing Activities                   1,152,965         1,429,102
                                                        -------------     -------------
Net Increase in Cash and Cash Equivalents                   1,728,705         2,279,591
Effect of Exchange Rate Changes on Cash                        21,761                --
Cash and Cash Equivalents at Beginning of Period              574,774         1,011,872
                                                        -------------     -------------
Cash and Cash Equivalents at End of Period              $   2,325,240     $   3,291,463
                                                        =============     =============

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

The Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. ("CIE"), a PRC corporation engaged in cork trading businesses during fiscal year 2005.

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

2. INVENTORIES

Inventories at June 30, 2006, consisted of the following:

Raw material                          $ 283,053
Work in progress                        103,469
Finished goods                           58,450
                                      ---------
Total                                 $ 444,972
                                      =========

3. INVESTMENT AND LOAN TO INVESTEE

On June 28, 2005, the Company purchased a 12% equity interest in Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,751,248 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

During the year, the Company also advanced to DeRong $988,204 (equivalent to RMB 7,900,000). The amount is unsecured and interest accrues at minimum rate of bank loan. The due date of principal and interest has been extended from August 14, 2006 to August 31, 2006. The amount is presented on the balance sheet as a Loan to Related Party.

4. INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. CIE is not located in the state "High Tech Zone" approved by the China State Council, and its income is subject to a 33% tax rate.

5. STOCKHOLDERS EQUITY

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

All net income per share amounts for the six months ended June 30, 2006 and 2005 has been restated to assume recapitalization and to reflect the reverse stock split and, with respect to fully diluted amounts, the anticipated conversion of the 1,000 shares of preferred stock into 29,530,940 shares of the Company's common stock after giving effect to the reverse stock split.

6. LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are expiring at November 2006 and February 2007. The future minimum rental and properties management fee payments as of June 30, 2006 were $18,786.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following analysis of our consolidated financial condition and results of operations for the three months and six months ended June 30, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on June 26, 2006.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

                                                 For Three Months Ended
                                             -------------------------------
                                             June 30, 2006     June 30, 2005       (Decrease)/Increase
                                             -------------     -------------      ----------------------
                                               Unaudited         Unaudited
Revenues                                       $3,148,073        $3,132,207         15,866          0.5%
Cost of Goods Sold                              2,420,281         1,683,959        736,322         43.7%
                                               ----------        ----------
Gross Profit                                      727,792         1,448,248       (720,456)       -49.7%
Gross Profit percentage                              23.1%             46.2%
Operating Expenses
   Selling expenses                               358,238           306,423         51,815         16.9%
   General and administrative expense             197,479            70,719        126,760        179.2%
                                               ----------        ----------
Total Operating Expenses                          555,717           377,142        178,575         47.3%
                                               ----------        ----------
Income From Operations                            172,075         1,071,106       (899,031)       -83.9%
                                               ----------        ----------
Other Income (Expense)
   Interest income (expense), net                  22,228              (224)        22,452     -10023.2%
   Other income, net                               15,582            19,426         (3,844)       -19.8%
                                               ----------        ----------
Total Other Income                                 37,810            19,202         18,608         96.9%
Income Before Taxes and Minority Interest         209,885         1,090,308       (880,423)       -80.7%
Income Taxes Provision                             39,102            77,250        (38,148)       -49.4%
                                               ----------        ----------
Income Before Minority Interest                   170,783         1,013,058       (842,275)       -83.1%
Minority Interest                                  10,930            81,045        (70,115)       -86.5%
                                               ----------        ----------
Net Income                                     $  159,853        $  932,013       (772,160)       -82.8%
                                               ==========        ==========

REVENUES

      For the three months ended June 30, 2006, our revenues were $3,148,073 as compared to $3,132,207 for the three months ended June 30, 2005, an increase of $15,866 or approximately 0.5%. The increase in net revenues was mainly due to the overwhelming demand of our paper products. The Company's sales of these products doubled during the quarter ended June 30, 2006. During the quarter, the Company also sold cork wood raw material of approximately $428,000 at a lower margin to a business partner. The introduction of a new line of paper products also added an additional $69,000 of net revenue to the quarter ended June 30, 2006.

COST OF SALES AND GROSS PROFIT

      For the three months ended June 30, 2006, cost of sales amounted to $2,420,281 or 76.9% of net revenues as compared to cost of sales of $1,683,959 or 53.8% of net revenues for the three months ended June 30, 2005. This increase was primarily a result of a price increase in raw materials, workers' salaries, patent lease cost and product mix. Gross profit for the three months ended June 30, 2006 was $727,792 or 23.1% of revenues, as compared to $1,448,248 or 46.2%
of revenues for the three months ended June 30, 2005. The Company is currently working with a vendor of raw materials to secure future prices by proposing long term supplier contracts.

OPERATING EXPENSES

      Our operating expenses for the three months ended June 30, 2006 increased compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, total operating expenses were $555,717 as compared to $377,142 for the three months ended June 30, 2005, an increase of $178,575 or 47.3%. This was attributable to an increase in selling expenses, freight cost and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in employees salaries, entertainment, as well as legal, accounting and professional fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

OTHER INCOME (EXPENSES)

      For the three months ended June 30, 2006, other income (expense), net, amounted to $15,582 as compared to $19,426 for the three months ended June 30, 2005. Other income for the three months ended June 30, 2006 and 2005 was related to the income received from the rental of its entertainment facility.

      For the three months ended June 30, 2006, net interest income was $22,228 as compared to net interest expense of $224 for the three months ended June 30, 2005, an increase of $22,452 for the three months ended June 30, 2006. This increase was attributable to (i) loans made to its related party DeRong and (ii) interest income from bank deposits during the three month period ended June 30, 2006.

INCOME TAX

      Our income taxes decreased by $38,148 to $39,102 for the three months ended June 30, 2006 as compared to $77,250 for the three months ended June 30, 2005 on account of lower taxable income. The Company's tax-exempt status ended as of December 31, 2004 and Hanxin is subject to a 15% corporate income tax starting from 2005. CIE is subject to a 33% corporate income tax starting from the inception of the company.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

                                                  For Six Months Ended
                                             -------------------------------
                                             June 30, 2006     June 30, 2005       (Decrease)/Increase
                                             -------------     -------------      ----------------------
                                               Unaudited         Unaudited
Revenues                                       $4,739,104        $5,176,053         (436,949)     -8.4%
Cost of Goods Sold                              3,592,185         2,828,363          763,822      27.0%
                                               ----------        ----------
Gross Profit                                    1,146,919         2,347,690       (1,200,771)    -51.1%
Gross Profit percentage                              24.2%             45.4%
Operating Expenses
   Selling expenses                               534,357           506,337           28,020       5.5%
   General and administrative expense             263,196           181,103           82,093      45.3%
                                               ----------        ----------
Total Operating Expenses                          797,553           687,440          110,113      16.0%
                                               ----------        ----------
Income From Operations                            349,366         1,660,250       (1,310,884)    -79.0%
                                               ----------        ----------
Other Income (Expense)
   Interest income (expense), net                  37,167             4,237           32,930     777.2%
   Other income, net                               34,064            37,535           (3,471)     -9.2%
                                               ----------        ----------
Total Other Income                                 71,231            41,772           29,459      70.5%
Income Before Taxes and Minority Interest         420,597         1,702,022       (1,281,425)    -75.3%
Income Taxes Provision                             70,709           168,389          (97,680)    -58.0%
                                               ----------        ----------
Income Before Minority Interest                   349,888         1,533,633       (1,183,745)    -77.2%
Minority Interest                                  39,750           122,691          (82,941)    -67.6%
                                               ----------        ----------
Net Income                                     $  310,138        $1,410,942       (1,100,804)    -78.0%
                                               ==========        ==========

REVENUES

      For the six months ended June 30, 2006, our revenues were $4,739,104 as compared to $5,176,053 for the six months ended June 30, 2005, a decrease of $436,949 or approximately 8.4%. The decrease in net revenues was mainly due to the decrease in revenue during the first quarter of 2006. The reason for the decrease was primarily due to the change of our pricing structure as a result of the change in our applicable value added tax rate (VAT). Starting from December 2005, our small taxpayer status ended and the Company became a general taxpayer for VAT purposes. The Company began to charge 17% VAT instead of 4% VAT on its invoices to customers. In order to stay competitive in the market and with some long term sale contracts signed with customers, the Company has maintained its product selling prices and does not shift the VAT to its customers. The decrease in net revenue was also attributed by the tightening of receivable credit policy. The Company limited sales to certain customers with receivable outstanding exceeding half or one year depend upon customers' credit limit. This policy reduced sales but improved the Company's overall financial position.

COST OF SALES AND GROSS PROFIT

      For the six months ended June 30, 2006, cost of sales amounted to $3,592,185 or 75.8% of net revenues as compared to cost of sales of $2,828,363 or 54.6% of net revenues for the six months ended June 30, 2005. This increase was primarily a result of a price increase in raw materials, workers' salaries, patent lease costs and product mix. During the six months ended June 30, 2006, the Company sold raw material at lower margin to a business partner. Gross profit for the six months ended June 30, 2006 was $1,146,919 or 24.2% of revenues, as compared to $2,347,690 or 45.4% of revenues for the six months ended June 30, 2005. The Company is currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.

OPERATING EXPENSES

      Our operating expenses for the six months ended June 30, 2006 increased compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, total operating expenses were $797,553 as compared to $687,440 for the six months ended June 30, 2005, a increase of $110,113 or 16.0%. This was attributable to a slight increase in our selling expenses, mainly freight costs despite a reduction in our revenue. The increase in general and administrative costs was primarily attributable to the increase in employees' salaries, entertainment, as well as legal, accounting and professional fees during 2006 in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.

OTHER INCOME (EXPENSES)

      For the six months ended June 30, 2006, other income (expense), net, amounted to $34,064 as compared to $37,535 for the six months ended June 30, 2005. Other income for the six months ended June 30, 2006 and 2005 was related to the income received from the rental of its entertainment facility.

      For the six months ended June 30, 2006, net interest income was $37,167 as compared to net interest income of $4,237 for the six months ended June 30, 2005, an increase of $32,930 for the six months ended June 30, 2006. This increase was attributable to (i) loans made to its related party DeRong and (ii) interest income from bank deposits during the three month period ended June 30, 2006.


INCOME TAX

      Our income taxes decreased by $97,680 to $70,709 for the six months ended June 30, 2006 as compared to $168,389 for the six months ended June 30, 2005 on account of lower taxable income. The Company's tax-exempt status ended as of December 31, 2004 and Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax starting from the inception of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $1,249,974 from $2,746,436 as of December 31, 2005 to $1,496,462 as of June 30, 2006. The decrease was primarily due to (i) a decrease in accounts receivables and inventory of $701,775 from $3,144,510 as of December 31, 2005 to $2,442,735 as of June 30,
2006 and (ii) an increase in accounts payable and accrued expenses of $548,199 from December 31, 2005 through June 30, 2006. The decrease in account receivables is attributable to an increased receivable collections and the reduction of inventory was a result of reduced productions with less inventories demanded.

      Cash provided by operating activities was $576,653 for the six months ended June 30, 2006 as compared to $2,607,838 provided for the six months ended June 30, 2005. The decrease in cash provided by operating activities for the six months ended June 30, 2006 is a result of a reduction of net income and the increase of prepayment and other current assets.

      Cash used in investing activities was $913 for the six months ended June 30, 2006 as compared to $31,804 from the purchase of equipment and a $1,691,311 investment in 12% equity interest of DeRong valued at a historical exchange rate during the six months ended June 30, 2005.

      With approximately $7.3 million of net working capital as of June 30, 2006 and cash flow positive operating results, the Company believes it will have sufficient resources to finance its operations for the coming year.

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

                                    HANKERSEN INTERNATIONAL CORP.


Dated: August 21, 2006              By: /S/ PENGCHENG CHEN
                                        ---------------------------------------
                                        Pengcheng Chen, Chief Executive Officer


                                    By: /S/ YI TONG
                                        ----------------------------------------
                                        Yi Tong, Chief Financial Officer