Form 10QSB
period 2006-09-30
HanKersen International Corp.
filed 2006-12-13
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2006 there were 35,413,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2006

                                      INDEX




PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 2006 .......................................   2
      Consolidated Statements of Income and Comprehensive Income (Unaudited)
                  For the Three Months and Nine Months Ended
                  September 30, 2006 and 2005 ..............................   3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2006 and 2005 ....   4

      Notes to Consolidated Financial Statements (Unaudited) ............... 5-7

      Item 2 - Management's Discussion and Analysis or
                  Plan of Operation .....................................   8-17

      Item 3 - Controls and Procedures .....................................  17


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ...........................................  18

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   18

      Item 3 - Default upon Senior Securities ..............................  18

      Item 4 - Submission of Matters to a Vote of Security Holders .........  18

      Item 5 - Other Information ...........................................  18

      Item 6 - Exhibits ....................................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                          2006         2005
                                                     ---------------------------
ASSETS                                                 Unaudited      Audited
CURRENT ASSETS:
  Cash and equivalents                                $ 2,430,007    $   574,774
  Accounts receivable, net of allowance for
  doubtful accounts of $17,353 and
  $16,995, respectively                                 2,638,874      2,284,854
  Inventories                                             304,567        859,656
  Due from stockholders/officers                             --        1,380,292
  Loan to related party                                      --          978,910
  Deposit for purchase of fixed assets                  1,771,255        743,476
  Advance to suppliers                                  1,510,350        962,678
  Prepayments and other current assets                     89,495         65,211
                                                      -----------    -----------
    TOTAL CURRENT ASSETS                                8,744,548      7,849,851
                                                      -----------    -----------

Property and Equipment - Net                            2,243,109      2,365,014
Investment - At cost                                    1,771,255      1,734,777
Land Use Right - Net                                      154,160        154,221
                                                      -----------    -----------
    TOTAL ASSETS                                       12,913,072     12,103,863
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         95,971        179,144
  Accrued expenses                                        594,790        218,930
  Loan payable                                               --          371,738
  Taxes payable                                           249,202        164,854
  Due to stockholders/officers                            127,149           --
  Other current liabilities                                24,742        147,393
                                                      -----------    -----------
    TOTAL CURRENT LIABILITIES                           1,091,854      1,082,059
                                                      -----------    -----------
Minority Interest                                       1,353,459      1,300,597

Stockholders' Equity
  Series A Preferred stock, $0.0001 par value,
    5,000,000 shares authorized,
    0 and 1,000 shares issued and outstanding,
    respectively                                             --                1
  Common stock, $0.0001 par value,
    200,000,000 shares authorized,
    35,295,727 and 5,764,786 shares issued
    and outstanding, respectively                           3,530            577
  Additional paid-in capital                            4,396,783      4,399,735
  Reserve funds                                         1,330,756      1,330,756
  Retained earnings                                     4,253,007      3,745,588
  Accumulated other comprehensives income                 483,683        244,550
                                                      -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                         10,467,759      9,721,207
                                                      -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $12,913,072    $12,103,863
                                                      ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                For Three Months Ended      For Nine Months Ended
                                               ------------------------    ------------------------
                                                Sept 30,     Sept 30,        Sept 30,      Sept 30,
                                                  2006         2005            2006          2005
                                               ---------     ---------      ---------     ---------
                                               Unaudited     Unaudited      Unaudited     Unaudited

Revenues                                      $ 3,907,418   $ 4,086,540    $ 8,646,522   $ 9,262,593

Cost of Goods Sold                              3,097,971     2,373,861      6,690,156     5,202,224
                                              -----------   -----------    -----------   -----------
Gross Profit                                      809,447     1,712,679      1,956,366     4,060,369
                                              -----------   -----------    -----------   -----------
Operating expenses
  Selling expenses                                465,437       380,784        999,794       887,120
  General and administrative expense              128,281        77,445        391,477       258,549
                                              -----------   -----------    -----------   -----------
Total operating expenses                          593,718       458,229      1,391,271     1,145,669
                                              -----------   -----------    -----------   -----------
Income from operations                            215,729     1,254,450        565,095     2,914,700
                                              -----------   -----------    -----------   -----------
Other income (expense)
  Interest income, net                             16,791        (3,336)        53,958           901
  Other income (expense), net                      17,168        18,842         51,232        56,377
  Acquisition costs                                  --        (280,179)          --        (280,179)
                                              -----------   -----------    -----------   -----------
Total other (expense) income                       33,959      (264,673)       105,190      (222,901)
                                              -----------   -----------    -----------   -----------

Income before taxes and minority interest         249,688       989,777        670,285     2,691,799

Income tax provision                               39,295       181,037        110,004       349,426
                                              -----------   -----------    -----------   -----------
Income before minority interest                   210,393       808,740        560,281     2,342,373

Minority interest                                  13,112        65,198         52,862       187,889
                                              -----------   -----------    -----------   -----------
Net income                                    $   197,281   $   743,542    $   507,419   $ 2,154,484
                                              ===========   ===========    ===========   ===========
Other comprehensive income:
Foreign currency translation gain                 132,667       159,287        239,133       159,287
                                              -----------   -----------    -----------   -----------
Comprehensive income                          $   329,948   $   902,829    $   746,552   $ 2,313,771
                                              ===========   ===========    ===========   ===========
Net income per common share
  - Basic                                     $      0.01   $      0.13    $      0.06   $      0.37
                                              ===========   ===========    ===========   ===========
  - Diluted:                                  $      0.01   $      0.13    $      0.01   $      0.37
                                              ===========   ===========    ===========   ===========
Weighted Average Common Shares Outstanding*
  - Basic                                      15,387,227     5,764,786      8,948,419     5,764,786
                                              ===========   ===========    ===========   ===========
  - Diluted:                                   35,295,727     5,764,786     35,295,727     5,764,786
                                              ===========   ===========    ===========   ===========

* As restated to reflect recapitalization and the subsequent reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005

                                                   For the Nine Months Ended
                                                   -------------------------
                                                  Sept 30, 2006 Sept 30, 2005
                                                  ------------- -------------
                                                    Unaudited     Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                        $   507,419    $ 2,154,484
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                       171,336        168,495
  Minority interest                                    52,862        187,889
  Changes in operating assets and liabilities:
    Accounts receivable                              (303,988)       980,475
    Inventories                                       561,361         10,794
    Advance to suppliers                             (516,567)       453,875
    Prepayments and other current assets              (22,441)       188,984
    Accounts payable and accrued expenses             278,461       (903,697)
    Customer deposits                                    --          (22,811)
    Taxes payable                                      79,216        725,851
    Other current liabilities                        (123,161)       (47,236)
                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             684,498      3,897,103
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit for purchase of fixed assets               (991,301)          --
  Return of deposits                                     --        1,233,030
  Proceeds from sale of marketable securities            --            4,309
  Purchase of equipment                                  --          (33,028)
  Long term investment at cost                           --       (1,726,243)
  Minority interest                                      --          246,606
  Repayment of loan to related party                  978,910           --
                                                  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                 (12,391)      (275,326)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Payment to) Proceeds from short-term loan         (371,738)       369,909
  Payment on long-term debt                              --           (3,942)
  Payment to stockholders/officers                       --         (223,059)
  Receipts from stockholders/officers               1,504,822      1,319,682
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,133,084      1,462,590
                                                  -----------    -----------
Net increase in cash and equivalents                1,805,191      5,084,367
Effect of exchange rate changes on cash                50,042         32,336
Cash and equivalents at beginning of period           574,774      1,027,869
                                                  -----------    -----------
Cash and equivalents at end of period             $ 2,430,007    $ 6,144,572
                                                  ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


The accompanying notes are an integral part of the condensed consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

The Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd ("CIE")., a PRC corporation engaged in cork trading businesses during fiscal year 2005.

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

2. INVENTORIES

Inventories at September 30, 2006, consisted of the following:

Raw material                                      $ 166,010
Work in progress                                     84,099
Finished goods                                       54,458
                                              --------------
Total                                             $ 304,567
                                              ==============


3. DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent. $743,476 (equivalent to RMB 6,000,000) deposit was paid to the agent as of December 31, 2005 and $1,771,255 (equivalent to RMB 14,000,000) was paid to the agent as of the quarter ending September 30, 2006. The agency agreement has no firm commitment on the purchase but it states a maximum price the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase did not go through.

4. INVESTMENT AND LOAN TO INVESTEE

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,751,248 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

During the year, the Company also advanced to DeRong $988,204 (equivalent to RMB 7,900,000). The amount is unsecured and accrues interest at a minimum rate of bank loan. This loan principal was re-paid by DeRong on September 7, 2006.


5. INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Pursuant to the PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and then is either 50% exempt of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is now subject to 15% tax starting as of January 1, 2005. CIE is not located in State "High Tech Zone" approved by China State Council, and its income is subject to a 33% tax rate.


6. STOCKHOLDERS EQUITY

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

All net income per share amounts for the nine months ended September 30, 2006 and 2005 have been restated to assume recapitalization and to reflect the reverse stock split and, with respect to fully diluted amounts, the conversion of the 1,000 shares of preferred stock into 29,530,937 shares of the Company's common stock after giving effect to the reverse stock split. This amount reflects a reduction of four shares otherwise issuable upon conversion of the shares of preferred stock on account of the cancellation of fractional shares.

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company's common stock. As a result, the number of common stock issued and outstanding was 35,295,727 as of September 30, 2006. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock . As a result, the total issued and outstanding shares of the Company's common were 35,413,850 as of November 30, 2006.


7. LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are expiring at November 2006 and February 2007. The future minimum rental and properties management fee payments as of September 30, 2006 are $9,782.

The Company also leases three patents right from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of September 30, 2006.

           Quarter Ending September 30,
                       2007                          $      303,644
                       2008                                 303.644
                       2009                                 303.644
                       2010                                 165.317
                                                        ------------
          Total minimum payments required            $    1,076,249
                                                        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months and nine months ended September 30, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on June 26, 2006.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2005

                                               FOR THREE MONTHS  ENDED
                                            ----------------------------
                                            SEPT 30, 2006  SEPT 30, 2005       (DECREASE)/INCREASE
                                            -------------  -------------       -------------------
                                              UNAUDITED      UNAUDITED

Revenues                                    $ 3,907,418    $ 4,086,540        (179,122)      -4.4%
Cost of Goods Sold                            3,097,971      2,373,861         724,110       30.5%
                                            -----------    -----------
Gross Profit                                    809,447      1,712,679        (903,232)     -52.7%
Gross Profit percentage                                                           20.7%      41.9%
Operating expenses
  Selling expenses                              465,437        380,784          84,653       22.2%
  General and administrative expense            128,281         77,445          50,836       65.6%
                                            -----------    -----------
Total operating expenses                        593,718        458,229         135,489       29.6%
                                            -----------    -----------
Income from operations                          215,729      1,254,450      (1,038,721)     -82.8%
                                            -----------    -----------
Other income (expense)
  Interest income, net                           16,791         (3,336)         20,127     -603.3%
  Other income (expense), net                    17,168         18,842          (1,674)      -8.9%
  Acquisition costs                                --         (280,179)        280,179     -100.0%
                                            -----------    -----------
Total other (expense) income                     33,959       (264,673)        298,632     -112.8%
Income before taxes and minority interest       249,688        989,777        (740,089)     -74.8%
Income tax provision                             39,295        181,037        (141,742)     -78.3%
                                            -----------    -----------
Income before minority interest                 210,393        808,740        (598,347)     -74.0%
Minority interest                                13,112         65,198         (52,086)     -79.9%
                                            -----------    -----------
Net income                                  $   197,281    $   743,542        (546,261)     -73.5%
                                            ===========    ===========




REVENUES

         For the three months ended September 30, 2006, our revenues were $3,907,418 as compared to $4,086,540 for the three months ended September 30, 2005, a decrease of $179,122 or approximately 4.4%. The decrease in net revenues is mainly due to clients' different demands of cork wood floors and material types. During the quarter ended September 30, 2006, the Company sold approximately $364,902 less on general wood material, 4.5 UV Floor, and 12mm wood floor, but it sold approximately $170,982 more products on 1,3,5,and 6mm wood material, 6mm UV floor, and 4.5 and 6 mm PVC floor. The new line of paper products also added an additional $14,797 of net revenue for the quarter ending September 30, 2006.

COST OF SALES AND GROSS PROFIT

         For the three months ended September 30, 2006, cost of sales amounted to $3,097,971 or 71.3% of net revenues as compared to cost of sales of $2,373,861 or 58.1% of net revenues for the three months ended September 30, 2005. This increase was primarily a result of a price increase in raw materials, workers' salaries, patent lease costs, and product mix. Gross profit for the three months ended September 30, 2006 was $809,447 or 20.7% of revenues, as compared to $1,712,679 or 41.9% of revenues for the three months ended September 30, 2005. The Company is currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.


OPERATING EXPENSES

         Our operating expenses increased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, total operating expenses were $593,718 as compared to $458,229 for the three months ended September 30, 2005, a increase of $135,489 or 29.6%. This was attributable to an increase in selling expenses was primarily attributable to increases in freight cost, commissions, and advertising fees associated with exhibit shows attended in Shanghai China. The increase in general and administrative costs was primarily attributable to increases in employees' salaries and benefits, directors conference fee, as well as technical , legal, accounting and professional fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.


OTHER INCOME (EXPENSES)

         For the three months ended September 30, 2006, other income (expense), net, amounted to $17,168 as compared to net other income of $18,842 for the three months ended September 30, 2005. Other income for the three months ended September 30, 2006 and 2005 is related to the income received from the rental of its entertainment facility.

         For the three months ended September 30, 2006, net interest income was $16,791 as compared to net interest expense of $3,336 for the three months ended September 30, 2005, an increase of $20,127 for the three months ended September 30, 2006 was attributable to loans made to its related party DeRong and interest income from bank deposits during 3rd quarter of year 2006. The outstanding principal amount of the loan from the related party DeRong was paid off in full on September 7, 2006.

         For the three months ended September 30, 2006, acquisition costs were $0 as compared to net acquisition costs $280,179 for the three months ended September 30, 2005. The acquisition costs for the three months ended September 30, 2005 were associated with reverse-merger acquisition procedures occurred during the third quarter of year 2005.

INCOME TAX

         Our income taxes decreased by $141,742 to $39,295 for the three months ended September 30, 2006 from $181,037 for the three months ended September 30, 2005. This decrease was on account of lower taxable income. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is now subject to a 15% corporate income tax starting from the year 2005. CIE is subject to a 33% corporate income tax starting from the inception of the Company.



NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2005


                                              FOR NINE MONTHS  ENDED
                                           ----------------------------
                                           SEPT 30, 2006  SEPT 30, 2005     (DECREASE)/ INCREASE
                                           -------------  -------------     --------------------
                                             UNAUDITED       UNAUDITED

Revenues                                    $ 8,646,522    $ 9,262,593       (616,071)      -6.7%
Cost of Goods Sold                            6,690,156      5,202,224      1,487,932       28.6%
                                            -----------    -----------
Gross Profit                                  1,956,366      4,060,369     (2,104,003)     -51.8%
Gross Profit percentage                            22.6%          43.8%
Operating expenses
Selling expenses                                999,794        887,120        112,674       12.7%
General and administrative expense              391,477        258,549        132,928       51.4%
Total operating expenses                      1,391,271      1,145,669        245,602       21.4%
                                            -----------    -----------
Income from operations                          565,095      2,914,700     (2,349,605)     -80.6%
                                            -----------    -----------
Other income (expense)
Interest income, net                             53,958            901         53,057     5888.7%
Other income (expense), net                      51,232         56,377         (5,145)      -9.1%
Acquisition costs                                  --         (280,179)       280,179     -100.0%
                                            -----------    -----------
Total other (expense) income                    105,190       (222,901)       328,091     -147.2%
Income before taxes and minority interest       670,285      2,691,799     (2,021,514)     -75.1%
Income tax provision                            110,004        349,426       (239,422)     -68.5%
                                            -----------    -----------
Income before minority interest                 560,281      2,342,373     (1,782,092)     -76.1%
Minority interest                                52,862        187,889      (135,027)      -71.9%
                                            -----------    -----------
Net income                                  $   507,419    $ 2,154,484     (1,647,065)     -76.4%
                                            ===========    ===========




REVENUES

         For the nine months ended September 30, 2006, our revenues were $8,646,522 as compared to $9,262,593 for the nine months ended September 30, 2005, a decrease of $616,071 or approximately 6.7%. The reason for the decrease is primarily due to the change of our pricing structure as a result of the change in our applicable value added tax rate (VAT). Starting from December 2005, our small taxpayer status ended and the Company became a general taxpayer for VAT purposes. The Company began to charge 17% VAT instead of 4% VAT on its invoices to the customers. In order to stay competitive in the market and with some long term sale contracts signed with customers, the Company maintains its products selling price and did not shifting the VAT to its customers. The decrease in net revenue was also attributed by the tightening of receivable credit policy. The Company limited sales to certain customers with receivables outstanding exceeding half or one year depending upon a particular customers' credit limit. This policy reduced sales on one hand but improved the Company overall financial position. For the nine months ended September 30, 2006, our revenue from Cork Wood Floor sales were $800,834 less than the revenue from cork wood floor products sales for nine months ended September 30, 2005. This decreased amount was offset by additional revenue of $99,649 and $85,114 from tree skin and cork paper products sales respectively for the nine months ended September 30, 2006.

COST OF SALES AND GROSS PROFIT

         For the nine months ended September 30, 2006, cost of sales amounted to $6,690,156 or 77.4% of net revenues as compared to cost of sales of $5,202,224 or 56.2% of net revenues for the nine months ended September 30, 2005. This increase was primarily a result of a price increase in raw materials, workers' salaries and benefits, patent lease cost, and product mix. During the nine months ended September 30, 2006, the Company sold raw material (tree skins) at lower margins to a business partner. Gross profit for the nine months ended September 30, 2006 was $1,956,366 or 22.6% of revenues, as compared to $4,060,369 or 43.8% of revenues for the nine months ended September 30, 2005. The Company is currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.


OPERATING EXPENSES

         Our operating expenses increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, total operating expenses were $1,391,271 as compared to $1,145,669 for the nine months ended September 30, 2005, a increase of $245,602 or 21.4%. This increase was attributable to an increase in our selling expenses, mainly employees' salaries and benefits, and freight cost, despite a reduction in our revenue. The increase in general and administrative costs was primarily attributable to an increase in employees' salaries and benefits, directors conference fees, as well as technical, legal, accounting and professional fees during 2006 in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007. These increases could serve to reduce our net income absent a significant increase in our revenues at the current gross profit margins.


OTHER INCOME (EXPENSES)

         For the nine months ended September 30, 2006, other income (expense), net, amounted to $51,232 as compared to $56,377 for the nine months ended September 30, 2005. Other income for the nine months ended September 30, 2006 and 2005 is related to the income received from the rental of its entertainment facility.

         For the nine months ended September 30, 2006, net interest income was $53,958 as compared to net interest income of $901 for the nine months ended September 30, 2005, an increase of $53,057 for the nine months ended September 30, 2006. This was attributable to (i) loans made to its related party DeRong during first nine months of 2006 and (ii) interest income from bank deposits which increased for the nine months ended September 30, 2006.

         For the nine months ended September 30, 2006, acquisition costs were $0 as compared to net acquisition costs $280,179 for the nine months ended September 30, 2005. The acquisition costs for the nine months ended September 30, 2005 were associated with reverse-merger acquisition procedures occurred during the third quarter of year 2005.

INCOME TAX

         Our income taxes decreased by $239,422 to $110,004 for the nine months ended September 30, 2006 as compared to $349,426 for the nine months ended September 30, 2005. This decrease was due to lower taxable income. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is now subject to a 15% corporate income tax starting from the year 2005. CIE is subject to a 33% corporate income tax starting from the inception of the Company.



LIQUIDITY AND CAPITAL RESOURCES

            Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $493,756 from $2,746,436 as of December 31, 2005 to $2,252,680 as of September 30, 2006. The decrease was primarily due to a decrease in inventory of $555,089 from $859,656 as of December 31, 2005 to $304,567 as of September 30, 2006 and an increase in accrued expenses of $375,860 from December 31, 2005 through September 30, 2006. The reduction of inventory is a result of reduced productions with less inventory demand and the increase in accrued expenses is attributable to an increase in accrued commissions, legal fees, union operation expenses, and education expenses.

            Cash provided by operating activities was $684,498 for the nine months ended September 30, 2006 as compared to $3,897,103 provided for the nine months ended September 30, 2005. The decrease in cash provided by operating activities for the nine months ended September 30, 2006 is a result of a reduction of net income and increase of account receivable and advance to suppliers

            Cash used in investing activities was $12,391 for the nine months ended September 30, 2006 as compared to $275,326 for the nine months ended September 30, 2005 which included a payment of $1,726,243 investment in 12% equity interest of DeRong during the nine months ended September 30, 2005 valued at historical exchange rate.

            With approximately $2.3 million of net working capital as of September 30, 2006 and cash flow positive operating results, the Company believes it will have sufficient resources to finance its operations for the coming year.


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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6.  Exhibits

Exhibit
Number     Description
--------   ----------------
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

                          HANKERSEN INTERNATIONAL CORP.


Dated:   December 8, 2006           By: /S/ PENGCHENG CHEN
                                        ----------------------------------------
                                        Pengcheng Chen, Chief Executive Officer


                                    By: /S/ YI TONG
                                        ----------------------------------------
                                        Yi Tong, Chief Financial Officer