Form 10KSB
period 2006-12-31
HanKersen International Corp.
filed 2007-04-17
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                       OR

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

          (Address of principal executive offices, including zip code.)

                              (0086) 29 - 8845 3409
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                              NAME OF EACH EXCHANGE

                     Title of Each Class on Which Registered
                    ----------------------------------------
                                    None None

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

State issuer's revenues for its most recent fiscal year:  $12,041,588

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,557,632.45 as of April 16, 2007


The number of shares outstanding of the issuer's common stock as of April 16, 2007 was 35,413,850.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                                                      TABLE OF CONTENTS

PART I                                                                      PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                               1
ITEM 1A. RISK FACTORS                                                          6
ITEM 1B. UNRESOLVED COMMENTS                                                  11
ITEM 2.  DESCRIPTION OF PROPERTIES                                            11
ITEM 3.  LEGAL PROCEEDINGS                                                    11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         11
ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION            12
ITEM 7.  FINANCIAL STATEMENTS                                                 21
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL  DISCLOSURE                                            21
ITEM 8A. CONTROLS AND PROCEDURES                                              21
ITEM 8B. OTHER INFORMATION                                                    22
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         22

PART III

ITEM 10: EXECUTIVE COMPENSATION.                                              28
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       30
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.                33



ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K                               34

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              35

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

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS.

HISTORY

The Company, f/k/a Kushi Natural Foods Corp., was incorporated under the laws of the State of Delaware on August 1, 1996. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. ("APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for 24,000,000 shares of common stock and 1,000 shares of the Series A Preferred Stock, which such shares converted into 29,530,937 shares of common stock.. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International own 95% of the outstanding shares of the Company's common stock.

Hanxin International has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company's operating and business activities are conducted through Hanxin.

BUSINESS OVERVIEW

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China. Hanxin' s objective is to utilize the cost advantages of being based in China in order to become a leading cork flooring producer. In order to achieve its objectives, Hanxin hopes to increase its sales and marketing efforts, acquire other cork exporting companies in China and to establish its own cork plantation. There can be no assurance that Hanxin will be able to achieve these objectives.


Hanxin's objective is to utilize the cost advantages of being based in China in order to become a leading cork processor. In order to achieve its objectives Hanxin plans to increase its sales and marketing efforts, to seek to acquire other cork exporting companies in China and to establish its own cork plantation. There can be no assurance that Hanxin will be able to achieve these objectives.

In 2005, the Company through Hanxin acquired a 75% equity interest of Cork Import and Export Co. Ltd. ("Cork I&E"), a PRC corporation engages in cork trading businesses.

PRODUCTS

CORK FLOORING PLANKS

Hanxin produces seven series of cork flooring planks with over 50 different patterns, colors and granules. Cork floor accounted for approximately 70% of the Company's revenue in 2006, and is the main product line for Hanxin. Hanxin intends to develop additional series of product lines modeled its existing products. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, is sound proofed, comfortable to walk on and, unlike other materials, does not get the appearance of being "worn out". Cork flooring can also be crafted into many different designs and patterns, many of which are difficult to achieve using other raw materials.

CORK WALLBOARD AND ART CRAFTS

Hanxin produces 16 types of cork wallboard and three types of cork art crafts with different patterns. All these products utilize Hanxin's special staining technology to create different colors. Hanxin's cork Art crafts includes ornaments and decorations. Wallboard can also be used as decorative material.

CORK GRANULE AND SHEET ROLL

Hanxin also sells semi-finished cork products to other manufacturers which use cork granule and sheet roll as raw materials. Cork granule comes in varies sizes and is the early stage of cork material processing. Cork Sheet/Roll is a type of thin cork material, which needs advanced processing techniques and vital manufacturing requirements. It costs higher than other basic materials and the customer use it as raw material of cork art crafts.

MARKETING AND GROWTH STRATEGIES

The Company is currently selling its products through its own sales person and through national and oversea distributors.

o        Domestic market:

         Hanxin's domestic marketing strategies are based on its existing market channels, whereby it cooperates with local distributors and retail sellers to create a sales network. Hanxin currently uses its Xian headquarter as the headquarters of its sales network. It also has sales offices set up in Beijing, Shanghai and Guangzhou. Hanxin intends to set up two other sales offices within the central and northeast regions of China to attempt to increase its market reach and facilitate its day-to-day operations.

o        International market:

         Hanxin's products overseas are sold internationally though overseas distributors and agents. Its products are currently being exported to India, the United States, Japan, and Germany. In the future, Hanxin intends to further expand its oversea sales to other Asian and North American markets.

MARKET OPPORTUNITIES AND COMPETITION

MARKET OPPORTUNITIES

Based on a study by the Chinese Floorboard, in 2005the production of wooden floorboard reached 312 million square meters, an increase of 18% from 2004. The total revenue of wooden floor is approximately US$ 4.5 billion. The study also indicates that her the sales growth rate of floorboard increase 15% and 25% over the next five years. We believe cork tile, a soft wood flooring which is different from other hard wood flooring, will enjoy similar or even a higher growth rate because of its distinct characteristics and multi purposes.

The growth for demand of flooring products is directly attributed to the growth in real estate markets. The increase of the real estate industry will enlarge the demand of wood flooring including cork flooring.

Cork flooring plank and wallboard has been used as building materials in Europe for more than a century. Based on a report in July 2004 by the Xi'An Evening news it is estimated that the demand for cork building material in China in 2004 was ten (10) to fifteen (15) million square meters.

COMPETITION

The Company believes it is currently a leading manufacturer and producer of cork flooring in China, including technology, in volume of production and in total sales. The Company produced about 600,000 square meters of cork flooring planks in 2006 and believes it has approximately 25 % of the current cork wood flooring market in China.

In term of domestic competition, the Company believes it have several competitive advantages over its competitors:

o        Proximity to raw material resources

China has about 23% of the world reserves of cork resources, and the Company is located near the largest China reserve, Mount Qinba, which accounts for more than half of total bark production in China.

o        Advantages in Products

Hanxin produces high end cork product for decoration. The products have high quality and a variety of patterns. Production requires proprietary processing and manufacturing technology that creates barriers to other domestic competitors.

Hanxin believes that it will be able to compete on an international basis based on the cost advantages of doing business in China. Hanxin's cost advantages arise primarily from two sources: low labor costs and competitive raw material costs. In addition, with the support of local government, Hanxin enjoys the advantages of favorable tax and other beneficial policies.

PRODUCTION PROCESS

Hanxin has designed a production process in order to ensure the quality of its products. Hanxin currently owns 4 cork processing technology related patents in China.


QUALITY CONTROL

Hanxin places great emphasis on the quality of its products and quality control system. In Particular:

     o In March, 2005, Hanxin cork floor was approved by State plywood Quality Supervision and Test Center for formaldehyde emission, TS water immersion testing. (Certification No. Floor 2005-65/66/6768)

     o In March, 2005,Hanxin cork wallboard was approved by State plywood Quality Supervision and Test Center for formaldehyde emission testing. (Certification No. Floor 2005-64)

     o In Feb. 2005, Hanxin cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

     o In Oct. 2003, Hanxin cork floor was approved by Xi'an Institue of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification
          NO.G0300708.

     o In Nov. 2003, Hanxin cork wallboard was approved by Xi'an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

     o In October 2001, Hanxin's products and standards were certified by the Xi'an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China

     o Currently, under the supervision of Professionals team, Hanxin is working on ISO9000: 2000 and ISO14001 certifications.

EMPLOYEES

Hanxin has approximately 251 employees. Hanxin believes its relationship with its employees is good.

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

         CHANGES IN THE EXTENSIVE REGULATIONS TO WHICH HANXIN IS SUBJECT COULD INCREASE ITS COST OF DOING BUSINESS OR AFFECT ITS ABILITY TO GROW.

         The governments of countries where Hanxin's exports products, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence affect Hanxin's profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin's operations revenue and/or profitability.




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

     o    general economic and other national conditions; and

     O    regulation of the OTCBB


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

ITEM 1B.   UNRESOLVED COMMENTS

         There were no unresolved comments from the Securites and Exchange Commission during the fiscal year ending December 31, 2006.


ITEM 2.     DESCRIPTION OF PROPERTIES

         Hanxin owns one property in Xi'an, which is for approximately 10,360.3 square meters. It is used for entertainment space, and leased out to unrelated parties. Hanxin leases an office space about 436 square meters in Xi'an for approximately $1,676 per month. The lease for this office space expired on December 31, 2007. Hanxin also leases a parcel of land which is approximately 53,120 square meters and is used as a cork processing plant. The lease fee for this processing plant is about $1,281 per month, and the lease agreement will expire on February 28, 2008. We plan to purchase a factory in Xian before year 2008, and the company had deposit part of fund into this plan.


ITEM 3.     LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II


ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS


        Our common stock is traded on Over-The-Counter Bulletin Board under the symbol HKRS.OB Our common stock became eligible for trading on April 6, 2006. As of March 31, 2007, there were approximately 85 registered holders of record of our common stock. The following table sets forth the range of high and low bid information for the period from April 6, 2006 through December 31, 2006.

PERIOD                                                  HIGH BID        LOW BID
--------------------------------------------------------------------------------

2006
Second Quarter (April 6, 2006 through June 30, 2006)       None          None
Third Quarter                                             $.35           $.10
Fourth Quarter                                            $.25           $.10

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

ITEM 6.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
           CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements, including footnotes.

         OVERVIEW

The Company, through its subsidiaries, engages in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's sales in 2006 were to customers in China, with the remaining sales being made to customers in India, the United States, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

Hanxin' s objective is to utilize the cost advantages of being based in China in order to become a leading cork flooring producer. In order to achieve its objectives, Hanxin hopes to increase its sales and marketing efforts, acquire other cork exporting companies in China and to establish its own cork plantation. There can be no assurance that Hanxin will be able to achieve these objectives.

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

We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 2 to 35 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

         REVENUES

         For the year ended December 31, 2006, our revenues were $12,041,588 as compared to $12,156,152 for the year ended December 31, 2005, a decrease of $114,564 or approximately 1%. The reason for the decrease is primarily due to the change of our pricing structure as a result of the change in our applicable value added tax rate (VAT). As of December 2005, our small taxpayer status ended and the Company became a general taxpayer for VAT purposes. The Company began to charge 17% VAT instead of 4% VAT on its invoices to the customers. In order to stay competitive in the market and with some long term sale contracts signed with customers, the Company maintains its selling prices and did not shift the VAT to its customers. The decrease in net revenue was also attributed by the tightening of our receivable credit policy. The Company limited sales to certain customers with receivables outstanding exceeding no more than half or one year depending upon a particular customers' credit limit. This policy reduced sales on one hand but improved the Company's overall financial position. For the year ended December 31, 2006, our revenue from cork wood floor and other cork wood products sales were $366,316 less than the revenue from cork wood floor products and other cork wood products sales for year ended December 31, 2005. This decreased amount was offset by additional revenue of $100,099 and $151,653 from tree skin and cork paper products sales respectively for the year ended December 31, 2006.

         COST OF SALES AND GROSS PROFIT

         For the year ended December 31, 2006, cost of sales amounted to $9,333,361 or 77.51% of net revenues as compared to cost of sales of $7,044,695 or 57.95% of net revenues for the year ended December 31, 2005, a percentage increase of 19.5% This increase was primarily a result of a price increase in raw materials, workers' salaries and benefits, patent lease cost, and product mix. During the year ended December 31, 2006, the Company sold raw material (tree skins) at lower margins to a business partner. Gross profit for the year ended December 31, 2006 was $2,708,227 or 22.49% of revenues, as compared to $5,111,457 or 42.05% of revenues for the year ended December 31, 2005. The Company is currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.


         OPERATING EXPENSES

For the year ended December 31, 2006, total operating expenses were $1,926,056 as compared to $2,107,278 for the year ended December 31, 2005, a decrease of $181,222 or 8.6%.

Included in this decrease were:

* For the year ended December 31, 2006, selling expenses amounted to $1,363,494 as compared to $1,311,619 for the year ended December 31, 2005, an increase of $51,875 or 4 %. For the year ended December 31, 2006, we experienced an increase in sales commission expenses of approximately $35,403 and in salary expenses of approximately $14,819. Another reason for the increase in selling expenses was the increase in shipping and freight charges of $12,322 for the merchandises ship out to the clients. The increase was offset by a decrease of $20,204 in advertising costs.

* For the year ended December 31, 2006, general and administrative expenses were $562,562 as compared to $795,659 for the year ended December 31, 2005, a decrease of $233,097 or 29.30%. The decrease in general and administrative costs were primarily attributable to a $458,025 decrease in business development consulting fees rent, and other office expenses associated with decreased operations. The decrease was offset by, a increase of $251,797 employees' salaries, bonus, employees benefits, directors conference fees, entertainment fees as well as technical, legal, accounting and professional fees during 2006 in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in year 2007..


         OTHER INCOME (EXPENSE)

For the year ended December 31, 2006, other income amounted to $47,855 as compared to other expense of $27,890 for the year ended December 31, 2005. Other income (expense) for the years ended December 31, 2006 and 2005 was associated with reverse-merger acquisition costs of $0 and $198,059 respectively and rental income from its entertainment facility.

         For the year ended December 31, 2006, net interest income was $50,952 as compared to net interest income of $46,664 for the year ended December 31, 2005, an increase of $4,288. This was attributable to (i) loans made to its related party DeRong during first nine months of 2006 and (ii) interest income from bank deposits which increased for the year ended December 31, 2006.



         INCOME TAXES

Income taxes decreased by $348,571 to $133,580 for the year ended December 31, 2006 as opposed to $482,151 for the year ended December 31, 2005. This decrease was due to lower pre-tax income.

         MINORITY INTEREST

For the year ended December 31, 2006, we reported a minority interest in income of subsidiary of $63,486 as compared to $220,576 for the year ended December 31, 2005. The minority interest in income of subsidiary is attributable to Hanxin, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $684,008 from $3,321,210 as of December 31, 2005 to $2,637,202 as of December 31, 2006. The decrease was primarily due to a decrease in accounts receivable of $303,813 from $2,284,854 at December 31, 2005 to $1,981,041 at December 31, 2006, a decrease in inventory of $161,482 from $859,656 at December 31, 2005 to $698,174 at December 31, 2006,
and a increase in accrued expenses of $331,646 from $218,930 at December 31, 2005 to $550,576 at December 31, 2006. The decrease in working capital was primarily due to improved collections of accounts receivable from our clients, and less inventory carried as of December 31, 2006.

Cash provided by operating activities was $1,270,429 for the year ended December 31, 2006 as compared to $2,036,338 provided for the year ended December 31, 2005. The decrease in cash provided by operating activities for the year ended December 31, 2006 primarily reflected reduction of net income and increase of advances to the suppliers for more raw materials purchase in the near future.

Net cash used in investing activities increased to $3,397,162 for the year ended December 31, 2006 as compared to $2,530,314 for the year ended December 31, 2005. This change was due primarily from the result of a payment of $1,383,888 for construction in process and $1,922,067 for advance to unrelated party to earn higher interest income in year 2006. This advance had been paid off by this unrelated party on March 12, 2007. For this advance, we received 1% interest per month, compare to the loan from the bank, we paid 0.714 and 0.663% per month to the bank.

Financing activities for the year ended December 31, 2006 provided reflecting $2,027,202 as compared to $42,477 net cash used for the year ended December 31, 2005. This change is primarily attributable to more collection of due from shareholders and officers and getting more loan from the bank during the year ended December 31, 2006


OPERATING RISK

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:


NAME                       AGE                 POSITIONS HELD

Fangshe Zhang              49                Chairman
Pengcheng Chen             31                CEO/Director
Yi Tong                    35                Chief Financial Officer/Director
Yi Zhang                   35                Chief Operating Officer
Pingjun Zhang              58                Chief Technical Officer
Genshe Bai                 47                Director
Shengli Liu                39                Director

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

                                                     PART III


ITEM 10:     EXECUTIVE COMPENSATION.

The following table discloses executive compensation received for the fiscal year ended December 31, 2006 as well as the preceding two years.


                                                 SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                        ANNUAL COMPENSATION          COMPENSATION AWARDS
                                        -------------------          -------------------
                                                                   RESTRICTED SECURITIES
NAME AND                                                              STOCK    UNDERLYING      TOTAL
PRINCIPAL POSITION        YEAR         SALARY         BONUS           AWARD     OPTIONS     COMPENSATION
--------------------------------------------------------------------------------------------------------
Fangshe Zhang,            2006         $3,972         $3,844         $  -0-     $  -0-         $7,816
Chairman                  2005         $2,833         $2,478         $  -0-     $  -0-         $5,311

Pengcheng Chen,           2006         $5,766         $3,844         $  -0-     $  -0-         $9,610
Chief Executive Officer   2005         $2,777         $2,478         $  -0-     $  -0-         $5,255


Yin Tong,                 2006         $3,588         $3,588         $  -0-     $  -0-         $7,176
Chief Financial Officer   2005         $2,409         $1,983         $  -0-     $  -0-         $4,392


Yi Zhang,                 2006         $3,588         $3,203         $  -0-     $  -0-         $  -0-
Chief Operating Officer   2005         $2,465         $1,983         $  -0-     $  -0-         $4,448


Pingjun Zhang,            2006         $3,306         $3,203         $  -0-     $  -0-         $6,509
Chief Technical Officer   2005         $2,229         $1,859         $  -0-     $  -0-         $4,088
--------------------------------------------------------------------------------------------------------


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 16, 2007, information with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,413,850 shares outstanding.

Title     Name and Address                              Number of        Percent
of         of Beneficial                                shares held by   of
Class     Owner of Shares        Position               Owner            Class
--------------------------------------------------------------------------------
Common   Pengcheng Chen(1)      CEO/Director            11,361,458(1)    32.08%

Common   Fangshe Zhang(2)       Chairman                 9,892,097(2)    27.93%

Common   Yi Tong                CFO/Director                  --         --

Common   Yi Zhang               Chief Operating Officer                  --
                                                              --         --

Common   Pingjun Zhang          Chief Technical Officer       --         --

Common   Genshe Bai             Director                      --         --

Common   Shengli Liu            Director                      --         --

Common   Executive Officers &                           21,253,555       60.01%
         Directors as a Group
--------------------------------------------------------------------------------

(1) Having an address at No. 23, Tiyu Street, Chang'an District, Xi'an, China. Includes (i) 1,380,000 shares of common stock and (ii) 9,981,458 shares of common stock issued from the conversion of 338 shares of Series A Preferred Stock

(2) Having an address at No. 5, Beisan Street, Beida Village, Dongda Town, Chang'an County, Xi'an, China. Includes (i) 1,200,000 shares of common stock and
(ii) 8,692,097 shares of common stock issued from the conversion of 294 shares of Series A Preferred Stock

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


         As of December 31, 2006, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $121,684 which represented the net amount lent by officers to the Company.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **

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

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


We paid or accrued an aggregate of approximately $60,000 in fees for professional services rendered by MS Group CPA LLC in connection with the preparation of our Quarterly Reports and audit of our financial statements for the fiscal year ending December 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

                                        HANKERSEN INTERNATIONAL CORP.

                                        BY: /S/ PENGCHENG CHEN
                                        ---------------------------------
                                        Pengcheng Chen, Chief Executive Officer

DATE:  April 13, 2007

         Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME                            TITLE(S)                                    DATE

/s/ Fangshe Zhang               Chairman                         April 13, 2007
-----------------------
Fangshe Zhang

/s/ Pengcheng Chen              Chief Executive Officer/         April 13, 2007
-----------------------         Director
Pengcheng Chen

/s/ Yi Tong                                                      April 13, 2007
-----------------------         Chief Financial Officer/
Yi Tong                         Director

/s/ Yi Zhang                                                     April 13, 2007
-----------------------         Chief Operating Officer
Yi Zhang

/s/ Pingjun Zhang
-----------------------         Chief Technical Officer          April 13, 2007
Pingjun Zhang

/s/ Genshe Bai
-----------------------         Director                         April 13, 2007
Genshe Bai

/s/ Shengli Liu
-----------------------         Director                         April 13, 2007
Shengli Liu

CONTENTS                                                                   PAGE

Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Financial Statements
    Consolidated Balance Sheets                                              F-3
    Consolidated Statements of Operations                                    F-4
    Consolidated Statements of Stockholders' Equity                          F-5
    Consolidated Statements of Cash Flows                                    F-6
    Notes to Consolidated Financial Statements                       F-7 to F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.)

We have audited the accompanying consolidated balance sheets of Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) as of December 31, 2006 and 2005, and the results of its consolidated operations, changes in stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


MS Group CPA LLC
Edison New Jersey
February 14, 2007


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                      --------------------------
Assets                                                     2006           2005
Current Assets:
  Cash and equivalents                                $   564,733    $   574,774
  Accounts receivable, net of allowance for
    doubtful accounts of $9,955 and
    $16,995, respectively                               1,981,041      2,284,854
  Inventories                                             698,174        859,656
  Due from stockholders/officers                             --        1,380,292
  Loan to related party                                      --          978,910
  Advance to unrelated party                            1,922,067           --
  Advance to suppliers                                  1,488,089        962,678
  Prepayments and other current assets                     40,964         65,211
                                                      -----------    -----------
    Total Current Assets                                6,695,068      7,849,851

  Property and Equipment - Net                          2,207,104      2,365,014
  Deposit for Purchase of Fixed Assets                  1,793,929        743,476
  Construction in Progress                              1,383,888           --
  Investment - At Cost                                  1,793,929      1,734,777
  Land Use Right - Net                                    155,018        154,221
                                                      -----------    -----------

    Total Assets                                       14,028,936     12,103,863
                                                      ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                         56,170        179,144
  Accrued expenses                                        550,576        218,930
  Loan payable                                            896,964        371,738
  Taxes payable                                           284,221        164,854
  Due to stockholders/officers                            121,684           --
  Other current liabilities                                10,263        147,393
                                                      -----------    -----------
  Total Current Liabilities                             1,919,878      1,082,059

Minority Interest                                       1,364,083      1,300,597

Stockholders' Equity
  Series A preferred stock, $0.0001 par value,
    5,000,000 shares authorized,
    0 and 1,000 shares issued and
    outstanding, respectively                                --                1
  Common stock, $0.0001 par value,
    200,000,000 shares authorized,
    35,413,850 and 5,764,786 shares issued
    and outstanding, respectively                           3,541            577
  Additional paid-in capital                            4,396,772      4,399,735
  Reserve funds                                         1,432,992      1,330,756
  Retained earnings                                     4,276,312      3,745,588
  Accumulated other comprehensives income                 635,358        244,550
                                                      -----------    -----------

    Total Stockholders' Equity                         10,744,975      9,721,207
                                                      -----------    -----------

    Total Liabilities and Stockholders' Equity        $14,028,936    $12,103,863
                                                      ===========    ===========

See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   For Years Ended December 31,
                                                  ------------------------------
                                                       2006             2005
                                                  ------------     ------------

Revenues                                          $ 12,041,588     $ 12,156,152

Cost of Goods Sold                                   9,333,361        7,044,695
                                                  ------------     ------------
Gross Profit                                         2,708,227        5,111,457

Operating Expenses
  Selling expenses                                   1,363,494        1,311,619
  General and administrative expense                   562,562          795,659
                                                  ------------     ------------
Total Operating Expenses                             1,926,056        2,107,278
                                                  ------------     ------------
Income From Operations                                 782,171        3,004,179
                                                  ------------     ------------
Other Income (Expense)
  Interest income, net                                  50,952           46,664
  Other income (expense), net                           68,618          (51,666)
  Loss on fix assets disposal                          (71,715)         (22,888)
                                                  ------------     ------------
Total Other Income (Expense)                            47,855          (27,890)

Income Before Taxes and Minority Interest              830,026        2,976,289

Income Tax Provision                                   133,580          482,151
                                                  ------------     ------------
Income Before Minority Interest                        696,446        2,494,138

Minority Interest                                       63,486          220,576
                                                  ------------     ------------
Net Income                                        $    632,960     $  2,273,562

Other Comprehensive Income:
Foreign Currency Translation Gain                      390,808          244,550
                                                  ------------     ------------
Comprehensive Income                              $  1,023,768     $  2,518,112
                                                  ============     ============
Net Income Per Common Share
  - Basic                                         $       0.04     $       0.39
                                                  ============     ============
  - Diluted:                                      $       0.02     $       0.32
                                                  ============     ============

Weighted Common Shares Outstanding*
  - Basic                                           15,660,645        5,764,786
                                                  ============     ============
  - Diluted:                                        35,413,850        7,140,200
                                                  ============     ============

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                Series A Preferred
                                      Stock                           Common Stock,
                             -----------------------         ---------------------------         Additional
                              No. of                             No. of                           Paid-in          Reserve
                              Shares          Amount             Shares         Amount            Capital           Fund
                             -----------------------------------------------------------------------------------------------
Balance,
  January 1, 2005               --         $      --              50,000      $    50,000      $ 4,350,313       $   918,501

Recapitalization                                                 (50,000)         (50,000)           50,000

Merger with Hanxin             1,000                 1        34,588,718            3,459           (3,460)
International

Reverse stock split                                          (28,823,932)          (2,882)           2,882

Net income

Appropriation of
Reserve funds                                                                                                        412,255

Foreign currency
  translation                   --                --                --               --                                 --
                             -----------------------------------------------------------------------------------------------

Balance,
 December 31, 2005             1,000       $         1         5,764,786      $       577      $ 4,399,735       $ 1,330,756

Conversion of Series A
Preferred Stock               (1,000)               (1)       29,649,064            2,964           (2,963)

Net income

Appropriation of
Reserve funds                                                                                                        102,236

Foreign currency
 translation                    --                --                --               --               --                --
                             -----------------------------------------------------------------------------------------------
Balance,
 December 31, 2006              --         $      --          35,413,850      $     3,541      $ 4,396,772       $ 1,432,992
                             ===============================================================================================


                                                    Other              Total
                             Retained           Comprehensive       Shareholders'
                             Earnings              Income              Equity
                            ----------------------------------------------------
Balance,
  January 1, 2005           $ 1,884,281         $      --           $ 7,203,095

Recapitalization                                                          --

Merger with Hanxin
International                                                             --

Reverse stock split                                                       --

Net income                    2,273,562                               2,273,562

Appropriation of
Reserve funds                  (412,255)                                  --

Foreign currency
  translation                      --               244,550             244,550
                            ----------------------------------------------------
Balance,
 December 31, 2005          $ 3,745,588         $   244,550         $ 9,721,207

Conversion of Series A
Preferred Stock                                                           --

Net income                      632,960                                 632,960

Appropriation of
Reserve funds                  (102,236)                                  --

Foreign currency
 translation                       --               390,808             390,808
                            ----------------------------------------------------
Balance,
 December 31, 2006          $ 4,276,312         $   635,358         $10,744,975
                            ====================================================


See notes to consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For Years Ended December 31,
                                                         ----------------------------
                                                            2006            2005

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                               $   632,960    $ 2,273,562
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Depreciation and amortization                            238,184        232,042
    Bad debt adjutment                                        (7,459)           369
    Loss on disposal of fixed assets                          71,715         22,888
    Minority interest                                         63,486        214,948
    Changes in operating assets and liabilities:
      Accounts receivable                                    376,593         43,381
      Inventories                                            184,503       (158,906)
      Advance to suppliers                                  (476,344)     1,244,270
      Prepayments and other current assets                    25,598       (571,884)
      Accounts payable and accrued expenses                  188,666       (747,183)
      Customer deposits                                         --          (22,954)
      Taxes payable                                          109,995       (575,402)
      Other current liabilities                             (137,468)        81,207
                                                         -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,270,429      2,036,338
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for the deposit for purchase of fixed assets      (991,301)          --
  Payment for purchase of equipment                           (8,339)       (48,742)
  Payment for machinery improvement                          (70,476)
  Payment for construction in progress                    (1,383,888)          --
  Long term investment at cost                                  --       (1,734,777)
  Investment in subsidiary                                      --         (746,795)
  Proceeds from repayment of loan to related party           978,910           --
  Advance to unrelated party                              (1,922,067)
                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (3,397,162)    (2,530,314)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loan                              896,964        362,424
  Payment of short-term loan                                (371,738)        (5,182)
  Payment on long-term debt                                     --          (14,920)
  Payments to stockholders/officers                          (33,664)    (1,615,984)
  Receipts from stockholders/officers                      1,535,640      1,316,139
                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,027,202         42,477
                                                         -----------    -----------

Net Decrease in Cash and Equivalents                         (99,531)      (451,499)
Effect of Exchange Rate Changes on Cash                       89,490         14,401
Cash and Equivalents at Beginning of Period                  574,774      1,011,872
                                                         -----------    -----------

Cash and Equivalents at End of Period                    $   564,733    $   574,774
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $    22,821    $    19,407
                                                         ===========    ===========
  Income taxes paid                                      $   167,158    $      --
                                                         ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Long-term debt released for building transfer out      $      --      $   (41,432)
                                                         ===========    ===========
  Fix assets transferred out for reward                  $     5,249    $      --
                                                         ===========    ===========

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of the Company. The capitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

In fiscal 2005, the Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. ("Cork I&E"), a PRC corporation engages in cork trading businesses.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES REVENUE RECOGNITION

The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectibility is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.


ADVERTISING COSTS

Advertising costs are booked as expenses as incurred. The Company incurred $43,902 and $64,106 for the years ended December 31, 2006 and 2005, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $658and $2,316 for the years ended December 31, 2006 and 2005, respectively.

CASH AND EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

INVENTORIES

The Company values inventories, consisting of finished goods, work in progress, raw materials, packaging material, and other, at the lower of cost or market. Cost is determined on the weighted average cost method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, advance to unrelated party, advance to suppliers, prepayments and other current assets, accounts payable, accrued expenses, loan payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's loan payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements on December 31, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

4.       INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

                                          2006            2005
                                          ----            ----

    Raw material                          $ 377,890       $ 629,492
    Working in progress                     121,153          85,967
    Finished goods                          185,697         120,374
    Packaging and other                      13,434          23,823
                                         -----------    ------------
                      Total               $ 698,174       $ 859,656
                                         ===========    ============



5.       DUE FROM / TO STOCKHOLDERS/OFFICERS

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

As of December 31, 2006, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $121,684 which represented the net amount lent by officers to the Company.


6.       INVESTMENT AND LOAN TO RELATED PARTY (INVESTEE)

On June 28, 2005, the Company purchased 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,793,929 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

During fiscal 2005, the Company also advanced to DeRong $978,910 (equivalent to RMB 7,900,000). The amount is unsecured and interest at minimum rate of bank loan. The principal was fully paid off by DeRong on September 7, 2006.

7.       ADVANCE TO UNRELATED PARTY

On November 27, 2006, the Company advanced a three months loan $1,922,067 (equivalent to RMB15,000,000) to an unrelated party. The interest rate for this advance is 1% per month, and the principal $1,025,102 (equivalent to RMB8,000,000) was paid to the Company on February 28, 2007, and the rest principal $896,965 (equivalent to RMB7,000,000) was paid to the Company on March 12, 2007.

8.       PROPERTY AND EQUIPMENT

On December 31, 2006 and 2005, property and equipment consisted of the following:

                                     ESTIMATED LIFE        2006          2005
                                     --------------        ----          ----

    Buildings and improvement            27 - 35       $1,807,843     $1,748,233
    Manufacturing equipment                1-8          1,115,102      1,119,687
    Office furniture and equipment          5              25,765         77,470
    Vehicle                                2-8             10,951         18,590
    Machinery improvement                   3              70,476              -
                                                      ------------   -----------
                    Subtotal                            3,030,137      2,963,980
    Less: Accumulated depreciation                        823,033        598,966
                                                      ------------   -----------
                     Total                             $2,207,104     $2,365,014
                                                      ============   ===========

For the years ended December 31, 2006 and 2005, depreciation expenses amounted to $233,817 and $227,793, respectively. Loss on disposal of fixed assets for the years ended December 31, 2006 and 2005 was$71,715 and $22,888, respectively.

9.       DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent. $743,476 (equivalent to RMB 6,000,000) deposit was paid to the agent as of December 31, 2005 and $1,793,929 (equivalent to RMB 14,000,000) was paid to the agent as of the year ended December 31, 2006. The agency agreement has no firm commitment on the purchase but it states a maximum price the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase did not go through.

10.      LAND USE RIGHT

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. At December 31, 2006 and 2005, land use right at cost, less accumulated amortization consisted of the following:


                                                2006              2005
                                                ----              ----

    Land use right                               $ 178,437         $ 172,554
    Less: Accumulated amortization                  23,419            18,333
                                             --------------    --------------
                     Total                       $ 155,018         $ 154,221
                                             ==============    ==============


For the years ended December 31, 2006 and 2005, amortization expense amounted to $4,367and $4,249, respectively.

The amortization expense for the next five years is as follows:

    2007                                            $4,367
    2008                                             4,367
    2009                                             4,367
    2010                                             4,367
    2011                                             4,367


11.      LOAN PAYABLE

Loan payable as of December 31, 2006 and 2005 consisted of the following:

                                                                                         2006             2005
                                                                                     -------------    -------------
On May 13, 2005, the Company obtained a short-term loan $371,738 (equivalent to
RMB3,000,000) from Xian Commercial bank by pledging certain building and land use right with the bank. The loan interest is 9.486% per annum, and the principal was fully paid off to the bank on May 22, 2006.
                                                                                     $        --      $    371,738

On October 26, 2006, the Company obtained a short-term loan $627,875 (equivalent to RMB4,900,000) from Xian Lan Hu Valley Trust Bank by pledging the Company's building in YuLerYuan with bank. The loan interest is 0.714%per month. On
November 15, 2006, the Company had paid principal $115,324 (equivalent to
RMB900,000) back to bank, and the balance of loan $512,551 (equivalent to RMB4,000,000) is due October 26, 2007.

                                                                                           512,551            --

On December 15, 2006, the Company obtained a short-term loan $384,413
(equivalent to RMB3,000,000) from Hua Xia Bank Xian Branch by pledging the
Company's land use right in YuLerYuan with bank. The loan interest is 7.956% per year and the principal is due December 15, 2007.
                                                                                           384,413            --
                                                                                     -------------    -------------

                               Total Loan Payable                                    $     896,964    $    371,738
                                                                                     =============    =============

12.      INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign fully owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. Cork I&E is subject to 33% tax, since it does not locate in "High Tech Zone".

At December 31, 2006 and 2005, taxes payable consisted the following:

                                                 2006               2005
                                                 ----               ----

    Value-added tax                               $238,207           $94,852
    Corporate income tax provision                  29,246            61,432
    Individual withholding payroll tax                   -             1,349
    Local taxes and surcharges                      16,768             7,221
                                               ------------   ---------------
                                                  $284,221         $ 164,854
                                               ============   ===============


13.      STOCKHOLDERS EQUITY

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

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company's common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issued upon conversion of the preferred stock. As a result, the total issued and outstanding shares of the Company's common stock were 35,413,850 as of December 31, 2006.

All net income per share amounts has been restated to reflect the reverse stock split.

14.      LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are originally expired in November 2006 and February 2007 had been extended to December 31, 2007 and February 28, 2008. The future minimum rental and property maintenance payments as of December 31, 2006 are as follows:


    2007                                           $36,250
    2008                                             2,508
                                            ---------------
                                                   $38,758
                                            ===============

Rent and properties maintenance expenses amounted to $36,370 and $56,320 for the years ended December 31, 2006 and 2005, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of December 31, 2006.

          Year Ending December 31,
                    2007                      $   301,042
                    2008                          301,042
                    2009                          301,042
                    2010                           88,640
                                              ------------
       Total minimum payments required        $   991,766
                                              ============

Patent lease expenses amounted to $212,402 and $0 for the years ended December 31, 2006 and 2005, respectively.


15.      FOREIGN SUBSIDIARIES

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

As of December 31, 2006, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $1,432,992 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.