Form 10QSB
period 2007-03-31
HanKersen International Corp.
filed 2007-05-21
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      For the transition period from:

                        Commission file number 000-30115

                          HANKERSEN INTERNATIONAL CORP.
                        --------------------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 15, 2007 there were 35,413,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ]   No [X]

                          HANKERSEN INTERNATIONAL CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2006

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and
     (Audited) December 31, 2006 ..........................................   2
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006 ......   3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006 ......   4

      Notes to Consolidated Financial Statements (Unaudited) .............. 5-10

Item 2 - Management's Discussion and Analysis or Plan of Operation ........10-15

      Item 3 - Controls and Procedures ....................................  15


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ..........................................  16

    Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..  16

      Item 3 - Default upon Senior Securities .............................  16

      Item 4 - Submission of Matters to a Vote of Security Holders ........  16

      Item 5 - Other Information ..........................................  16

      Item 6 - Exhibits ...................................................  16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------
                                                         MARCH 31,    DECEMBER 31,
                                                           2007          2006
                                                       -----------   -----------
                                                         Unaudited      Audited
Assets
Current Assets:
  Cash and equivalents                                 $ 2,771,714   $   564,733
  Accounts receivable, net of allowance
    for doubtful accounts of $8,145 and
    $9,955, respectively                                 1,701,240     1,981,041
  Inventories                                              660,343       698,174
  Advance to unrelated party                                90,636     1,922,067
  Advance to suppliers                                   1,287,186     1,488,089
  Deposit for acquisition                                  453,180          --
  Prepayments and other current assets                      34,213        40,964
                                                       -----------   -----------
    Total Current Assets                                 6,998,512     6,695,068

  Property and Equipment - Net                           2,169,504     2,207,104
  Deposit for Purchase of Fixed Assets                   1,812,720     1,793,929
  Construction in Progress                               1,398,384     1,383,888
  Investment - At Cost                                   1,812,720     1,793,929
  Land Use Right - Net                                     155,515       155,018
                                                       -----------   -----------
    Total Assets                                        14,347,355    14,028,936
                                                       ===========   ===========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                    503,752       606,746
  Customer deposit                                          78,891          --
  Loan payable                                             906,360       896,964
  Taxes payable                                            373,689       284,221
  Due to stockholders/officers                             119,191       121,684
  Other current liabilities                                 10,560        10,263
                                                       -----------   -----------
    Total Current Liabilities                            1,992,443     1,919,878

Minority Interest                                        1,459,458     1,364,083

Stockholders' Equity
  Series A preferred stock, $0.0001 par value,
    5,000,000 shares authorized,
    0 shares issued and outstanding, respectively             --            --
  Common stock, $0.0001 par value, 200,000,000
    shares authorized, 35,413,850 issued and
    outstanding, respectively                                3,541         3,541
  Additional paid-in capital                             4,396,772     4,396,772
  Reserve funds                                          1,432,992     1,432,992
  Retained earnings                                      4,385,704     4,276,312
  Accumulated other comprehensives income                  676,445       635,358
                                                       -----------   -----------
    Total Stockholders' Equity                          10,895,454    10,744,975
                                                       -----------   -----------
    Total Liabilities and Stockholders' Equity         $14,347,355   $14,028,936
                                                       ===========   ===========

See notes to consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006
------------------------------------------------------------------------------------

                                                    For Three Months Ended March 31,
                                                         2007           2006
                                                     -----------     -----------
                                                       Unaudited      Unaudited

Revenues                                             $ 1,726,327     $ 1,591,031

Cost of Goods Sold                                     1,327,282       1,171,904
                                                     -----------     -----------
Gross Profit                                             399,045         419,127

Operating Expenses
  Selling expenses                                       200,841         176,119
  General and administrative expense                     114,803          65,717
                                                     -----------     -----------
Total Operating Expenses                                 315,644         241,836
                                                     -----------     -----------
Income From Operations                                    83,401         177,291
                                                     -----------     -----------
Other Income (Expense)
  Interest income, net                                    38,190          14,939
  Other income, net                                       17,752          18,482
                                                     -----------     -----------
Total Other Income                                        55,942          33,421

Income Before Taxes and Minority Interest                139,343         210,712

Income Tax Provision                                      20,881          31,607
                                                     -----------     -----------
Income Before Minority Interest                          118,462         179,105

Minority Interest                                          9,069          28,820
                                                     -----------     -----------
Net Income                                           $   109,393     $   150,285

Other Comprehensive Income:
Foreign Currency Translation Gain                         41,087          74,404
                                                     -----------     -----------
Comprehensive income                                 $   150,480     $   224,689
                                                     ===========     ===========

Net income per common share
  - Basic                                            $      0.00     $      0.03
                                                     ===========     ===========
  - Diluted:                                         $      0.00     $      0.00
                                                     ===========     ===========

Weighted Common Shares Outstanding*
  - Basic                                             35,413,850       5,764,786
                                                     ===========     ===========
  - Diluted:                                          35,413,850      35,295,726
                                                     ===========     ===========

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                    For the Three Months Ended March 31,
                                                              2007            2006

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                $   109,393    $   150,285
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation and amortization                               61,970         57,977
   Bad debt adjustment                                         (1,906)          --
   Minority interest                                            9,069         28,820
   Changes in operating assets and liabilities:
    Accounts receivable                                       299,331       (682,962)
    Inventories                                                44,676        299,195
    Advance to suppliers                                      214,246           --
    Prepayments and other current assets                        7,106        (24,386)
    Accounts payable and accrued expenses                    (108,216)       314,519
    Customer deposits                                          78,073           --
    Taxes payable                                              85,594        325,965
    Other current liabilities                                     188         25,042
                                                          -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     799,524        494,455
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for deposit for acquisition                        (453,180)
  Payment for purchase of equipment                              (414)          --
  Payment for advance to unrelated party                      (90,636)
  Proceeds from repayment of advance to unrelated party     1,922,067           --
                                                          -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   1,377,836           --
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to stockholders/officers                            (3,769)        (3,696)
                                                          -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                          (3,769)        (3,696)
                                                          -----------    -----------

Net Increase in Cash and Equivalents                        2,173,592        490,759
Effect of Exchange Rate Changes on Cash                        33,390          7,111
Cash and Equivalents at Beginning of Period                   564,733        574,774
                                                          -----------    -----------
Cash and Equivalents at End of Period                     $ 2,771,714    $ 1,072,644
                                                          ===========    ===========

See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

A) INTERIM FINANCIAL STATEMENTS:

The unaudited consolidated financial statements of Hankersen International Corp. and subsidiaries, f/k/a Kushi Natural Foods Corp and subsidiaries., (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

B) DESCRIPTION OF BUSINESS AND REVERSE MERGER:

The Company was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

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

Hanxin International has no other business activities except for owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company's activities are conducted through Hanxin.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

In 2005, the Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd ("CIE"), a PRC corporation engaged in cork trading businesses.

C) USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2007 and 2006 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

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


2.    INVENTORIES

Inventories as of March 31, 2007, consisted of the following:

Raw Material                                   $ 502,323
Work in progress                                 74,115,
Finished goods                                    68,371
Packaging and other                               15,534
                                            -------------
Total                                          $ 660,343
                                            =============



3.    ADVANCE TO UNRELATED PARTY

During the three months ended March 31, 2007, the Company advanced to unrelated parties $90,636 (equivalent to RMB700,000). These advances were non-interest bearing. $77,688 of this aggregate amount (equivalent to RMB600,000) was paid back to the Company on April 9, 2007 and the amounts $12,948 (equivalent to RMB100,000) were paid back to the Company on April 10, 2007.

4.    DEPOSIT FOR ACQUISITION

The Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. ("SHCM") before the year ended December 31, 2007 by pay no higher than RMB20 millions currency. As of March 31, 2007, the Company had paid the deposits $453,180 (equivalent to RMB3.5 millions) to SHCM. SHCM is a manufacturer for cork products and cork raw materials providers.

5.    DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent. $1,793,929 (equivalent to RMB 14,000,000) of deposits were paid to the agent as of December 31, 2006 and $1,812,720 (equivalent to RMB 14,000,000) was paid to the agent as of the three months ended March 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.


6.    DUE FROM STOCKHOLDERS/OFFICERS

Amounts due from a stockholder/officer are unsecured, non-interest bearing and due on demand. As of March 31, 2007, the total net amount due to the stockholder/officer was $119,191,which represented the net amount loaned by stockholders/officers to the Company.


7.    INVESTMENT - AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,812,720 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.


8.    PROPERTY AND EQUIPMENT

As of March 31, 2007, property and equipment consisted of the following:


                                             ESTIMATED LIFE   MARCH 31, 2007

    Buildings and improvement                    27 - 35      $  1,826,781
    Manufacturing equipment                        1-8           1,126,783
    Office furniture and equipment                  5               26,449
    Vehicle                                        2-8              11,066
    Machine improvement                             3               71,214
                                                              -------------
           Subtotal                                              3,062,293
    Less: Accumulated depreciation                                 892,788
                                                              -------------
            Total                                               $ 2,169,505
                                                              =============

For the three Months ended March 31, 2007, depreciation expenses amounted to $60,848.

9.    LAND USE RIGHT

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. As of March 31, 2007, land use right at cost, less accumulated amortization consisted of the following:


                                                     MARCH 31, 2007
                                                     --------------

    Land use right                                       $ 180,306
    Less: Accumulated amortization                          24,791
                                                       ------------
                                                         $ 155,515
                                                       ============


For the three months ended March 31, 2007, amortization expense amounted to $1,122.

The amortization expense for the next five years is as follows:

    2008                        $4,487
    2009                         4,487
    2010                         4,487
    2011                         4,487
    2012 and thereafter          4,487

10.   LOAN PAYABLE

Loan payable as of March 31, 2007 consisted of the following:

------------------------------------------------------------------------
                                                             2007
------------------------------------------------------------------------
On October 26, 2006, the Company
obtained a short-term loan $627,875
(equivalent to RMB4,900,000) from Xian
Lan Hu Valley Trust Bank by pledging the
Company's building in YuLerYuan with
bank. The loan interest is 0.714%per
month. On November 15, 2006, the Company had paid principal $115,324 (equivalent to RMB900,000) back to bank, and the balance of loan $517,920 (equivalent to RMB4,000,000) is due October 26, 2007.

                                                             $  517,920
------------------------------------------------------------------------

On December 15, 2006, the Company
obtained a short-term loan $388,440
(equivalent to RMB3,000,000) from Hua
Xia Bank Xian Branch by pledging the
Company's land use right in YuLerYuan
with bank. The loan interest is 7.956%
per year and the principal is due
December 15, 2007.
                                                                388,440
------------------------------------------------------------------------
                                  Total Loan Payable         $  906,360
----------------------------------------------------------==============


11.   INCOME AND OTHER TAXES

The Company and its U. S. subsidiary will file consolidated Federal and state income tax returns. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. CIE does not located in State "High Tech Zone" approved by China State Council, and its income is subject to 33%.tax rate.

As of March 31, 2007, taxes payable consisted the following:

    --------------------------------------------------------------------------
                                                            March 31, 2007
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
    Value-added tax                                                  $300,763
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
    Corporate income tax provision                                     50,532
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
    Local taxes and surcharges                                         22,394
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
          Total                                                      $373,689
    ---------------------------------------------------=======================


12.   STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company's common stock and (ii) 1,000 shares of the Company's Series A Preferred Stock, which were converted into 177,185,642 shares of the Company's common stock, without taking into effect of a reverse stock split as described below.

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

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company's common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock As a result, as of March 31, 2007, the total amount of issued and outstanding shares of the Company's common stock was 35,413,850.

All net income per share amounts has been restated to reflect the reverse stock split.

13.   LEASE COMMITMENTS

The Company leases its office space and land under operating lease agreements that are expiring on December 31, 2007 and February 28, 2008. The future minimum rental and properties payments are $30,511 as of March 31, 2008. Rent and properties maintenance expenses mounted to $9,311 for three months ended March 31, 2007.


The Company also leases three patents right from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of March 31, 2007.

QUARTER ENDING MARCH 31,
2008                                    $ 309,306
2009                                      309,306
2010                                      309,306
2011                                       13,747
                                        ----------
Total minimum payments required         $ 941,665
                                        ==========

Patent lease expenses amounted to $77,327 for three months ended March 31, 2007.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2007.

      OVERVIEW

      The Company, f/k/a Kushi Natural Foods Corp., was incorporated under the laws of the State of Delaware on August 1, 1996. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. ("APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for 24,000,000 shares of common stock and 1,000 shares of the Series A Preferred Stock, which such shares converted into 29,530,937 shares of common stock. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International currently own 95% of the outstanding shares of the Company's common stock.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

                                        For Three Months Ended March 31,
                                        --------------------------------
                                               2007         2006        (Decrease)/   Increase
                                          ------------   ------------   -----------  ----------
                                            Unaudited      Unaudited

Revenues                                    $1,726,327    $1,591,031       135,296        9%
Cost of Goods Sold                           1,327,282     1,171,904       155,378       13%
Gross Profit                                   399,045       419,127       (20,082)      -5%
Gross Profit Percentage                          23.12%        26.34%
Operating Expenses
Selling expenses                               200,841       176,119        24,722       14%
General and administrative expense             114,803        65,717        49,086       75%
                                            ----------    ----------
Total Operating Expenses                       315,644       241,836        73,808       31%
                                            ----------    ----------
Income From Operations                          83,401       177,291       (93,890)     -53%
                                            ----------    ----------
Other Income (Expense)
Interest income, net                            38,190        14,939        23,251      156%
Other income, net                               17,752        18,482          (730)      -4%
                                            ----------    ----------
Total Other Income                              55,942        33,421        22,521       67%
Income Before Taxes and Minority Interest      139,343       210,712       (71,369)     -34%
Income Tax Provision                            20,881        31,607       (10,726)     -34%
                                            ----------    ----------
Income Before Minority Interest                118,462       179,105       (60,643)     -34%
Minority Interest                                9,069        28,820       (19,751)     -69%
                                            ----------    ----------
Net Income                                  $  109,393    $  150,285       (40,892)     -27%
                                            ==========    ==========


REVENUES

         For the three months ended March 31, 2007, our revenues were $1,726,327 as compared to $1,591,031 for the three months ended March 31, 2006, an increase of $135,296 or approximately 9%. The increase in net revenues is mainly due to the increased demand of cork wood floors. During the quarter ended March 31, 2007, the Company sales of products relating to cork flooring increased $52,788 r, but sales decreased $102,847 for raw material to certain business partners. The introduction of wood material products also generated additional $121,186 net revenue to the first quarter of 2007.

COST OF SALES AND GROSS PROFIT

         For the three months ended March 31, 2007, cost of sales amounted to $1,327,282 or 76.9% of net revenues as compared to cost of sales of $1,171,904 or 73.7% of net revenues for the three months ended March 31, 2006.This increase was primarily a result of workers' salaries and patent lease costs.. Gross profit for the three months ended March 31, 2007 was $399,045 or 23.1% of revenues, as compared to $419,127 or 26.3% of revenues for the three months ended March 31, 2006.


OPERATING EXPENSES

         Our operating expenses increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. For the three months ended March 31, 2007, total operating expenses were $315,644 as compared to $241,836 for the three months ended March 31, 2006, a increase of $73,808 or 31%. This increase was attributable to an increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in employees' salaries and benefits, entertainment, as well as legal. accounting and professional fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007.

OTHER INCOME (EXPENSES)

         For the three months ended March 31, 2007, other income (expense), net, amounted to $55,942 as compared to $33,421 for the three months ended March 31, 2006. Other income for the three months ended March 31, 2007 and 2006 is related to the income received from the rental of our entertainment facility.

         For the three months ended March 31, 2007, net interest income was $38,190 as compared to net interest income of $14,939 for the three months ended March 31, 2006, an increase of $23,251. This increase was attributable to loans made in November 2006 to an unrelated party in the amount of $1,922,067. Interest on this loan accruedat a rate 1% per month. A Portion of this loan was re-paid to the Company on February 28, 2007 with the remaining principal being re-paid on March 12, 2007.

INCOME TAX

         Our income taxes decreased by $10,726 to $20,881 for the three months ended March 31, 2007 compared to $31,607 for the three months ended March 31, 2006. This decease was due to lower taxable income. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax starting from the inceptive of the Company.


LIQUIDITY AND CAPITAL RESOURCES

            Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $214,638 from $2,072,469 as of December 31, 2006 to $1,857,831 as of March 31, 2007. The decrease was primarily due to a decrease in accounts receivable $279,801 from $1,981,041 as of December 31, 2006 to $1,701,240 as of March 31, 2007 and an decrease in accounts payable of $102,994 from December 31, 2006 through March 31, 2007. The decrease in working capital was primarily due to improved collections of accounts receivable from our clients and less accounts payable.

            Cash provided by operating activities was $799,524 for the three months ended March 31, 2007 as compared to $494,455 provided for the three months ended March 31, 2006. The increase in cash provided by operating activities for the three months ended March 31, 2007 was a result of increase of account receivable and advance to suppliers.

            Cash provided by investing activities was $1,377,836 for the three months ended March 31, 2007. This change was due primarily from the result of $1,922,067 of proceeds received from repayment of an advance to unrelated party. This advance, plus accrued interest of 1% per month, was re-paid on March 12, 2007.. During the quarter ended March 31, 2007, we also advanced two new loans $453,180 to two unrelated parties. We did not charge any interest on these loans, and the entire principal amounts were re-paid on April 9, 2007 and April 10, 2007.

            With approximately $5.0 million of net working capital as of March 31, 2007 and cash flow positive operating results, the Company believes it will have sufficient resources to finance its operations for the coming year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                 Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.


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

                          HANKERSEN INTERNATIONAL CORP.


Dated:   May 21, 2007               By: /S/ PENGCHENG CHEN
                                        ----------------------------------------
                                        Pengcheng Chen, Chief Executive Officer


                                    By:  /S/ YI TONG
                                        ----------------------------------------
                                         Yi Tong, Chief Financial Officer