Form 10QSB
period 2007-06-30
HanKersen International Corp.
filed 2007-08-14
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 10, 2007 there were 35,413,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2006

                                      INDEX



                                                                        PAGE

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheets (Unaudited) as of
      June 30, 2007 and (Audited) December 31, 2006                            2
   Consolidated Statements of Operations (Unaudited)
           For the Three Months and Six Months Ended
              June 30, 2007 and 2006                                           3
   Consolidated Statements of Cash Flows (Unaudited)
           For the Six Months Ended June 30, 2007 and 2006                     4

   Notes to Consolidated Financial Statements (Unaudited)                    5-9

Item 2 - Management's Discussion and Analysis or Plan of Operation          9-15

   Item 3 - Controls and Procedures                                           16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                 17

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       17

   Item 3 - Default upon Senior Securities                                    17

   Item 4 - Submission of Matters to a Vote of Security Holders               17

   Item 5 - Other Information                                                 17

   Item 6 - Exhibits                                                          17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET

                                                          June 30,  December 31,
                                                            2007         2006
                                                         Unaudited     Audited
                                                         ---------     -------
Assets
Current Assets
Cash and equivalents                                   $ 1,407,154   $   564,733
Accounts receivable, net of allowance for
  doubtful accounts of $9,383 and
  $9,955, respectively                                   1,867,145     1,981,041
Inventories                                              2,312,432       698,174
Advance to unrelated party                                    --       1,922,067
Advance to suppliers                                     1,368,698     1,488,089
Deposit for acquisition                                  1,116,658          --
Prepayments and other current assets                        27,444        40,964
                                                       -----------   -----------
Total Current Assets                                     8,099,531     6,695,068

Property and Equipment - Net                             2,139,158     2,207,104
Deposit for Purchase of Fixed Assets                     1,812,927     1,793,929
Construction in Progress                                 1,418,812     1,383,888
Investment - At Cost                                     1,839,201     1,793,929
Land Use Right - Net                                       156,643       155,018
                                                       -----------   -----------
Total Assets                                            15,466,272    14,028,936
                                                       ===========   ===========

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses                      639,681       606,746
Loan payable                                               919,601       896,964
Taxes payable                                              761,486       284,221
Due to stockholders/officers                               159,269       121,684
Other current liabilities                                   21,311        10,263
                                                       -----------   -----------
Total Current Liabilities                                2,501,348     1,919,878

Minority Interest                                        1,516,417     1,364,083

Stockholders' Equity
Series A preferred stock, $0.0001 par value,
  5,000,000 shares authorized,
  0 shares issued and outstanding, respectively               --            --
Common stock, $0.0001 par value,
  200,000,000 shares authorized,
  35,413,850 issued and outstanding,
  respectively                                               3,541         3,541
Additional paid-in capital                               4,396,772     4,396,772
Reserve funds                                            1,432,992     1,432,992
Retained earnings                                        4,774,726     4,276,312
Accumulated other comprehensives income                    840,476       635,358
                                                       -----------   -----------
Total Stockholders' Equity                              11,448,507    10,744,975
                                                       -----------   -----------
Total Liabilities and Stockholders' Equity             $15,466,272   $14,028,936
                                                       ===========   ===========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------



HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                  For Three Months             For Six Months
                                                   Ended June 30,                Ended June 30,
                                            ----------------------------  -----------------------------
                                               2007            2006           2007           2006
                                            ------------    ------------   ------------   ------------
                                             Unaudited       Unaudited      Unaudited      Unaudited

Revenues                                    $  3,550,064    $  3,148,073   $  5,276,391   $  4,739,104

Cost of Goods Sold                             2,580,974       2,420,281      3,908,256      3,592,185
                                            ------------    ------------   ------------   ------------
Gross Profit                                     969,090         727,792      1,368,135      1,146,919

Operating Expenses
  Selling expenses                               384,473         358,238        585,314        534,357
  General and administrative expense              87,284         197,479        202,087        263,196
                                            ------------    ------------   ------------   ------------
Total Operating Expenses                         471,757         555,717        787,401        797,553
                                            ------------    ------------   ------------   ------------
Income From Operations                           497,333         172,075        580,734        349,366
                                            ------------    ------------   ------------   ------------
Other Income (Expense)
  Interest (expense) income, net                 (16,120)         22,228         22,070         37,167
  Other income, net                               18,716          15,582         36,468         34,064
                                            ------------    ------------   ------------   ------------
Total Other Income                                 2,596          37,810         58,538         71,231

Income Before Taxes and Minority Interest        499,929         209,885        639,272        420,597

Income Tax Provision                              75,714          39,102         96,595         70,709
                                            ------------    ------------   ------------   ------------
Income Before Minority Interest                  424,215         170,783        542,677        349,888

Minority Interest                                 35,194          10,930         44,263         39,750
                                            ------------    ------------   ------------   ------------
Net Income                                  $    389,021    $    159,853   $    498,414   $    310,138
                                            ============    ============   ============   ============
Other Comprehensive Income:
Foreign Currency Translation Gain                164,031          32,062        205,118        106,466
                                            ------------    ------------   ------------   ------------
Comprehensive Income                        $    553,052    $    191,915   $    703,532   $    416,604
                                            ============    ============   ============   ============
Net Income Per Common Share
  - Basic                                   $       0.01    $       0.03   $       0.01   $       0.05
                                            ============    ============   ============   ============
  - Diluted:                                $       0.01    $       --     $       0.01   $       0.01
                                            ============    ============   ============   ============

Weighted Common Shares Outstanding*
  - Basic                                     35,413,850       5,764,786     35,413,850      5,764,786
                                            ============    ============   ============   ============
  - Diluted:                                  35,413,850      35,295,726     35,413,850     35,295,726
                                            ============    ============   ============   ============

* As restated to reflect recapitalization and the subsequent reverse stock split.~

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------




HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                            For the Six Months Ended June 30,
                                                            ---------------------------------
                                                                   2007            2006
                                                            ---------------    --------------
                                                                 Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                      $   498,414    $   310,138
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Depreciation and amortization                                   124,608        114,824
    Bad debt adjustment                                                (812)          --
    Minority interest                                                44,263         39,750
    Changes in operating assets and liabilities:
      Accounts receivable                                           160,659        304,503
      Inventories                                                (1,557,337)       418,868
      Advance to suppliers                                          153,082           --
      Prepayments and other current assets                           14,196     (1,599,986)
      Accounts payable and accrued expenses                          17,189        539,299
      Taxes payable                                                 458,521        407,707
      Other current liabilities                                      10,523         41,550
                                                                -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (76,694)       576,653
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from withdraw deposit for purchase of fixed assets        25,628           --
  Payment for deposit for acquisition                            (1,116,658)          --
  Payment for purchase of equipment                                    (420)          (913)
  Payment for advance to unrelated party                            (90,636)          --
  Proceeds from repayment of advance to unrelated party           2,012,703           --
                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 830,616           (913)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to stockholders/officers                                  (7,935)          --
  Proceeds from repayment stockholders/officers                      42,449      1,524,703
  Payment to short-term loan                                           --         (371,738)
                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            34,514      1,152,965
                                                                -----------    -----------

Net Increase in Cash and Equivalents                                788,435      1,728,705
Effect of Exchange Rate Changes on Cash                              53,985         21,761
Cash and Equivalents at Beginning of Period                         564,733        574,774
                                                                -----------    -----------
Cash and Equivalents at End of Period                           $ 1,407,154    $ 2,325,240
                                                                ===========    ===========

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------

ANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      A) INTERIM FINANCIAL STATEMENTS:

The unaudited consolidated financial statements of Hankersen International Corp. and subsidiaries, f/k/a Kushi Natural Foods Corp and subsidiaries., ("We"") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of us and our subsidiaries. All material intercompany balances and transactions have been eliminated.

      B) DESCRIPTION OF BUSINESS AND REVERSE MERGER:

We were incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, we had no operations and the sole purpose of us was to locate and consummate a merger or acquisition with a private entity.

In August 2005, we, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of us ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. We acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of us.

Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International will own 95% of the outstanding shares of our common stock. As a result of the ownership interests of the former shareholders of Hanxin International, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Hanxin International deemed the accounting acquirer and Kushi deemed the accounting acquiree. Historical information of the surviving company is that of Hanxin International.

Hanxin International has no other business activities except for owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China ("PRC") corporations. Most of our activities are conducted through Hanxin.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan. Hanxin currently owns 4 cork processing technology related patents in China.

In 2005, we through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd , a PRC corporation engaged in cork trading business.

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

      D)    RECENT ACCOUNTING PRONOUNCEMENTS:


In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.


In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.


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


2.    INVENTORIES

Inventories as of June 30, 2007, consisted of the following:


Raw material                                    $ 2,144,555
Working in progress                                  78,181
Finished goods                                       70,002
Packaging and other                                  19,694
                                           -----------------
Total                                           $ 2,312,432
                                           =================

3.    ADVANCE TO UNRELATED PARTY

On November 27, 2006, we advanced a three month loan in the amount of $1,922,067 (equivalent to RMB15,000,000) to an unrelated party. The interest rate for this loan was 1% per month, and $1,025,102 of this advance (equivalent to RMB8,000,000) was re-paid on February 28, 2007, with remaining $896,965 (equivalent to RMB7,000,000) being re-paid on March 12, 2007.

During the quarter ended March 31, 2007, we also advanced to other unrelated parties $90,636 (equivalent to RMB700,000) These advances were non-interest bearing. $77,688 (equivalent to RMB600,000) of this advance was re-paid on April 9, 2007 and the remaining $12,948 (equivalent to RMB100,000) was repaid on April 10, 2007.

4.    DEPOSIT FOR ACQUISITION

We intend to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. ("SHCM") before the year ended December 31, 2007 by paying no more than RMB20 millions currency. As of June 30, 2007, we had paid the deposit of $1,116,658 (equivalent to RMB8.5 millions) to SHCM. SHCM is a manufacturer for cork products and is one of our cork raw material providers.

5.    DEPOSIT FOR PURCHASE OF FIXED ASSETS

We intend to purchase certain factory facilities from an unrelated company. The purchase was arranged through an agent. A deposit of $1,793,929 (equivalent to RMB 14,000,000) was paid to the agent as of December 31, 2006 and $1,812,927 (equivalent to RMB 13,800,000) was paid to the agent as of the six months ended June 30, 2007. The agency agreement has no firm commitment to complete the purchase, however, the agreement has a maximum price that we are willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.


6.    DUE FROM STOCKHOLDERS/OFFICERS

Amounts due from a stockholder/officer are unsecured, non-interest bearing and due on demand. As of June 30, 2007, the total net amount due to the stockholder/officer was $159,269, which represented the net amount loaned from shareholders/officers.

7.    INVESTMENT - AT COST

On June 28, 2005, we purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,812,720 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.


8.    PROPERTY AND EQUIPMENT

As of June 30, 2007, property and equipment consisted of the following:


                                              ESTIMATED LIFE    JUNE 30, 2007

    Buildings and improvement                    27 - 35           $  1,853,467
    Manufacturing equipment                        1-8                1,143,244
    Office furniture and equipment                  5                    26,836
    Vehicle                                        2-8                   11,227
    Machine improvement                             3                    72,254
                                                                ----------------
           Subtotal                                                   3,107,028
    Less: Accumulated depreciation                                      967,870
                                                                ----------------
            Total                                                    $ 2,139,158
                                                                ================

For the six months ended June 30, 2007, depreciation expenses amounted to $122,352.



9.    LAND USE RIGHT

We purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. As of June 30, 2007, land use right at cost, less accumulated amortization consisted of the following:


                                          JUNE 30, 2007
                                         --------------
    Land use right                            $ 182,940
    Less: Accumulated amortization               26,297
                                         ---------------
                                              $ 156,643
                                         ===============


For the six months ended June 30, 2007, amortization expense amounted to $ 2,256

The amortization expense for the next five years is as follows:

    2008                                            $4,534
    2009                                             4,534
    2010                                             4,534
    2011                                             4,534
    2012 and thereafter                              4,534

10.   LOANS PAYABLE

Loan payable as of June 30, 2007 consisted of the following:

--------------------------------------------------------------------------------
                                                                           2007
--------------------------------------------------------------------------------
On  October  26,  2006,  we  obtained  a  short-term  loan  in  the principal  amount of $643,720  (equivalent  to  RMB4,900,000)  from
Xian Lan Hu Valley  Trust  Bank.  The loan is secured by a mortgage on our building.  The loan accrues  interest at a rate of 0.714%per month.  On November 15, 2006, we made a payment of principal in the amount of  $118,234  (equivalent  to  RMB900,000).  The  balance of this loan,  $525,486  (equivalent to  RMB4,000,000)  is due October
26, 2007.                                                            $   525,486
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
On  December  15,  2006,  we  obtained  a  short-term  loan  in the principal amount of $394,115  (equivalent to RMB3,000,000) from Hua
Xia Bank Xian  Branch.  The loan is  secured  by the  pledge of our land  use  right in  YuLerYuan.  The loan  accrues  interest  at an original rate of 7.956% per year, however,  was increased to 8.541%
per year commencing April 1, 2007. The maturity date for the loan 394,115 is December 15, 2007.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   Total Loans Payable                              $    919,601
                                                                    ============
--------------------------------------------------------------------------------

11.   INCOME AND OTHER TAXES

We and our U. S. subsidiary will file consolidated Federal and state income tax returns. Our PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Our BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income has been subject to a 15% tax as of January 1, 2005. CIE is not located in State "High Tech Zone" approved by China State Council, thus its income is subject to 33% tax rate.


As of June 30, 2007, taxes payable consisted the following:

    -------------------------------------------------------
                                            June 30, 2007
    -------------------------------------------------------
    -------------------------------------------------------
    Value-added tax                               $610,614
    -------------------------------------------------------
    -------------------------------------------------------
    Corporate income tax provision                 106,783
    -------------------------------------------------------
    -------------------------------------------------------
    Local taxes and surcharges                      44,089
    -------------------------------------------------------
    -------------------------------------------------------
          Total                                   $761,486
    -------------------------------------==================


12.   STOCKHOLDERS EQUITY


On August 9, 2005, we acquired Hanxin International in exchange for (i) 24,000,000 shares of our common stock and (ii) 1,000 shares of our Series A Preferred Stock, which were converted into 177,185,642 shares of our common stock, without taking into effect of a reverse stock split as described below.

In November 2005, we filed and circulated to our shareholders the Information Statement which permitted us, among other things, to (i) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (ii) approve one for six reverse split as to all outstanding shares of common stock of us, effective as to holders of record of shares of common stock on December 9, 2005, (iii) approve a stock option, SAR and stock bonus plan for our directors, officers, employees and consultants. .A certificate of amendment officially increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of our common stock. Subsequently, we issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the Series A preferred stock. As a result, as of June 30, 2007, the total amount of issued and outstanding shares of our common stock was 35,413,850.

All net income per share amounts has been restated to reflect the reverse stock split.

13.   LEASE COMMITMENTS

We lease our office space and land under operating lease agreements that are expiring on December 31, 2007 and February 28, 2008 respectively. The future minimum rental and property payments are $10,419 as of June 30, 2008. Expenses relating to rent and property maintenance was $18,820 for six months ended June 30, 2007.

Pursuant to operating leases, we also lease three patents right from our Chairman, Mr. Fang She Zhang. These operating lease agreements expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of June 30, 2007.

FOR THE SIX MONTHS ENDED JUNE 30,
2008                                                 $      315,292
2009                                                        315,292
2010                                                        250,482
                                                        ------------
Total minimum payments required                      $      881,066
                                                        ============

Patent lease expenses amounted to $155,469 for six months ended June 30, 2007.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months and six months ended June 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2007.

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


      BUSINESS OVERVIEW

         Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Presently, approximately 75% of Hanxin's sales are to customers in China, and the balance of its sales are made to the agents who have customers in India, the United States, Germany and Japan.

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

         Our revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectibility is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from customer, product delivery is evidenced by warehouse shipping log as well as bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006



                                           For Three Months Ended June 30,
                                               2007             2006           (Decrease)/ Increase
                                               ----             ----           --------------------
                                             Unaudited       Unaudited

Revenues                                    $ 3,550,064     $ 3,148,073          401,991        13%
Cost of Goods Sold                            2,580,974       2,420,281          160,693         7%
Gross Profit                                    969,090         727,792          241,298        33%
Gross Profit Percentage                                                            27.30%    23.12%
Operating Expenses
  Selling expenses                              384,473         358,238           26,235         7%
  General and administrative expense             87,284         197,479         (110,195)      -56%
                                            -----------     -----------
Total Operating Expenses                        471,757         555,717          (83,960)      -15%
                                            -----------     -----------
Income From Operations                          497,333         172,075          325,258       189%
                                            -----------     -----------
Other Income (Expense)
  Interest (expense) income, net                (16,120)         22,228          (38,348)     -173%
  Other income, net                              18,716          15,582            3,134        20%
                                            -----------     -----------
Total Other Income                                2,596          37,810          (35,214)      -93%
Income Before Taxes and Minority Interest       499,929         209,885          290,044       138%
Income Tax Provision                             75,714          39,102           36,612        94%
                                            -----------     -----------
Income Before Minority Interest                 424,215         170,783          253,432       148%
Minority Interest                                35,194          10,930           24,264       222%
                                            -----------     -----------
Net Income                                  $   389,021     $   159,853          229,168       143%
                                            ===========     ===========



REVENUES

         For the three months ended June 30, 2007, our revenues were $3,550,064 as compared to $3,148,073 for the three months ended June 30, 2006, an increase of $401,991 or approximately 13%. The increase in net revenues is mainly due to the increased demand of cork wood floors and wood material and decreased demand of cork paper products as compared to the quarter ended June 30, ,2006. During the quarter ended June 30, 2007, sales of products relating to cork flooring increased $326,994. .The introduction of wood material products also generated an additional $177,961 of net revenue during the second quarter of 2007.

COST OF SALES AND GROSS PROFIT

         For the three months ended June 30, 2007, cost of sales amounted to $2,580,974 or 72.7% of net revenues as compared to cost of sales of $2,420,281 or 76.9% of net revenues for the three months ended June 30, 2006.This decrease was primarily due to improved control of waste of materials and more efficient work as a result of repaired and improved equipment used by the Company. Gross profit for the three months ended June 30, 2007 were $969,090 or 27.3% of revenues, as compared to $727,792 or 23.12% of revenues for the three months ended June 30, 2006.

OPERATING EXPENSES

         Our operating expenses decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. For the three months ended June 30, 2007, total operating expenses were $471,757 as compared to $555,717 for the three months ended June 30, 2006, a decrease of $83,960 or 15%. This decrease was attributable to a slight increase in selling expenses, freight cost, and commissions associated with our increased revenues which were offset by a substantial reduction of our general and administrative costs, including a decrease in costs of entertainment, legal and consulting fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007.


OTHER INCOME (EXPENSES)

         For the three months ended June 30, 2007, other income (expense), net, amounted to $2,596 as compared to $37,810 for the three months ended June 30, 2006. Other income for the three months ended June 30, 2007 and 2006 is related to the income received from the rental of our entertainment facility.

         For the three months ended June 30, 2007, net interest expense was $16,120 as compared to net interest income of $22,228 for the three months ended June 30, 2006, a decrease of $38,348. This decrease was attributable to bank loan made to the Company in October 26, 2006 and December 15, 2006 in the original principal amounts of $643,720 and $394,115 respectively. On November 15, 2006, a payment of principal in the amount of $118,234 was made towards the October 26, 2006 loan, thus the principal has been reduced to $525,486. The original interest rate on these loans were 0.714% per month and 7.956% per year respectively, however, as of April 1, 2007, the interest rate on the December 15, 2006 loan was increased from 7.956% to 8.541%. These loans mature on October 26, 2007 and December 15, 2007 respectively.

INCOME TAX

         Our income taxes increased by $36,612, to $75,714 for the three months ended June 30, 2007 compared to $39,102 for the three months ended June 30, 2006. This increase was due to increased revenues, and decreased cost of good sold and operating expenses. Our tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax starting from the inceptive of us.


SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006


                                          For Six Months Ended June 30,
                                               2007         2006          (Decrease)/ Increase
                                               ----         ----          --------------------
                                             Unaudited     Unaudited

Revenues                                    $5,276,391    $4,739,104       537,287        11%
Cost of Goods Sold                           3,908,256     3,592,185       316,071         9%
Gross Profit                                 1,368,135     1,146,919       221,216        19%
Gross Profit Percentage                                                      25.93%    24.20%
Operating Expenses
  Selling expenses                             585,314       534,357        50,957        10%
  General and administrative expense           202,087       263,196       (61,109)      -23%
                                            ----------    ----------
Total Operating Expenses                       787,401       797,553       (10,152)       -1%
                                            ----------    ----------
Income From Operations                         580,734       349,366       231,368        66%
                                            ----------    ----------
Other Income (Expense)
  Interest income, net                          22,070        37,167       (15,097)      -41%
  Other income, net                             36,468        34,064         2,404         7%
                                            ----------    ----------
Total Other Income                              58,538        71,231       (12,693)      -18%
Income Before Taxes and Minority Interest      639,272       420,597       218,675        52%
Income Tax Provision                            96,595        70,709        25,886        37%
                                            ----------    ----------
Income Before Minority Interest                542,677       349,888       192,789        55%
Minority Interest                               44,263        39,750         4,513        11%
                                            ----------    ----------
Net Income                                  $  498,414    $  310,138       188,276        61%
                                            ==========    ==========





REVENUES

         For the six months ended June 30, 2007, our revenues were $5,276,391 as compared to $4,739,104 for the six months ended June 30, 2006, an increase of $537,287 or approximately 11%. The increase in net revenues is mainly due to the increased demand of cork wood floors and wood material.. During the six months ended June 30, 2007, sales of products relating to cork flooring increased $178,887, however, sales for raw materials to some of our business partners decreased $103,389 during the first quarter of 2007. The introduction of wood material products also generated an additional $248,294 of net revenue for the six months ended June 30, 2007.


COST OF SALES AND GROSS PROFIT

         For the six months ended June 30, 2007, cost of sales amounted to $3,908,256 or 74.1% of net revenues as compared to cost of sales of $3,592,185 or 75.8% of net revenues for the six months ended June 30, 2006. This decrease was primarily due to improved control of waste of materials and more efficient work as a result of repaired and improved equipment of the Company. Gross profit for the six months ended June 30, 2007 were $1,368,135 or 25.93% of revenues, as compared to $1,146,919 or 24.29% of revenues for the six months ended June 30, 2006. During the first quarter of 2006, we sold raw material at lower margin to a business partner.

OPERATING EXPENSES

         Our operating expenses decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, total operating expenses were $787,401 as compared to $797,553 for the six months ended June 30, 2006, a decrease of $10,152 or 1%. This was attributable to a slight increase in our selling expenses, mainly commissions associated with our increased revenues, which were offset by a, decrease in general and administrative costs, including a decrease in entertainment, legal and consulting fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007


OTHER INCOME (EXPENSES)

         For the six months ended June 30, 2007, other income (expense), net, amounted to $58,538 as compared to $71,231 for the six months ended June 30, 2006. Other income for the six months ended June 30, 2007 and 2006 is related to the income received from the rental of our entertainment facility.

         For the six months ended June 30, 2007, net interest income was $22,070 as compared to net interest income of $37,167 for the six months ended June 30, 2006, a decrease of $15,097 for the six months ended June 30, 2007. This decrease was attributable to the reduced interest income. In November 2006, we loaned to an unrelated party during $1,922,067. Interest income on this loan accrued at a rate of 1% per month. A portion of this loan was re-paid to us on February 28, 2007 with the remaining principal being re-paid on March 12, 2007. We also received loans from a bank on October 26, 2006 and December 15, 2006 in the original principal amounts of $643,720 and $394,115 respectively. On November 15, 2006, a payment of principal in the amount of $118,234 was made towards the October 26, 2006 loan, thus the principal has been reduced to $525,486. . The original interest rate on these loans were 0.714% per month and 7.956% per year, respectively, however, as of April 1, 2007, the interest rate on the December 15, 2006 loan was increased from 7.956% to 8.541%. These loans mature on October 26, 2007 and December 15, 2007 respectively.


INCOME TAX

         Our income taxes increased by $25,886 to $96,595 for the six months ended June 30, 2007 as compared to $70,709 for the six months ended June 30, 2006. This increase was due to increased revenues. Our tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax starting from the inceptive of us



LIQUIDITY AND CAPITAL RESOURCES

            Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by $1,467,427 from $2,072,469 as of December 31, 2006 to $3,539,896 as of June 30, 2007. The increase in working capital was due primarily to increased inventory.

            Cash used in operating activities was $76,694 for the six months ended June 30, 2007 as compared to $576,653 provided for the six months ended June 30, 2006. This decrease was a result of increased sales of raw materials during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006..

            Cash provided by investing activities was $830,616 for the six months ended June 30, 2007. This change was due primarily a result of $2,012,703 received from the repayment of an advance previously made to an unrelated party. This advance, plus accrued interest of 1% per month, was re-paid on March 12, 2007. Alternatively, as of June 30, 2007, we paid a deposit of $1,116,658 (equivalent to RMB 8.5 million) to SHCM in connection with its potential acquisition..

            With approximately $5.6 million of net working capital as of June 30, 2007 and positive cash flow , we believe the Company will have sufficient resources to finance its operations for the coming year.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                 Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.




ITEM 3.     CONTROLS AND PROCEDURES

      Based on the evaluation of our disclosure controls and procedures by Pengcheng Chen, the Company's Chief Executive Officer and Yi Tong, our Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                          HANKERSEN INTERNATIONAL CORP.


Dated:   August 13, 2007            By:  /S/ PENGCHENG CHEN
                                         ---------------------------------------
                                         Pengcheng Chen, Chief Executive Officer


                                    By: /S/ YI YONG
                                    --------------------------------------------
                                        Yi Tong, Chief Financial Officer