Form 10QSB
period 2007-09-30
HanKersen International Corp.
filed 2007-11-15
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30,2007

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

                        3rd Floor, A Tower of Chuang Xin
                              Information Building
     No. 72 Second Keji Road, Hi Tech Zone, Xi'An, Shaanxi 710075 P.R. CHINA
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (011) 86-13301996766
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
                 (Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 7, 2007 there were 35,413,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]

                          HANKERSEN INTERNATIONAL CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2007

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets (Unaudited) as of September 30, 2007
               and (Audited) December 31, 2006                                 2
      Consolidated Statements of Operations (Unaudited)
               For the Three Months and Nine Months Ended
               September 30, 2007 and 2006                                     3
      Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended September 30, 2007 and 2006           4
      Notes to Consolidated Financial Statements (Unaudited)                5-10

      Item 2 - Management's Discussion and Analysis or
               Plan of Operation                                           10-17

      Item 3 - Controls and Procedures                                        17

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              18

      Item 2 - Unregistered Sales of Equity Securities and
               Use of Proceeds                                                18

      Item 3 - Default upon Senior Securities                                 18

      Item 4 - Submission of Matters to a Vote of Security Holders            18

      Item 5 - Other Information                                              18

      Item 6 - Exhibits                                                       18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET

                                                                               SEPTEMBER 30, 2007    DECEMBER 31, 2006
                                                                               ------------------   ------------------
                                                                                    Unaudited             Audited
Assets
Current Assets
  Cash and equivalents                                                         $          733,190   $          564,733
  Accounts receivable, net of allowance for doubtful accounts of $10,664 and
  $9,955, respectively                                                                  2,122,042            1,981,041
  Inventories                                                                           1,875,613              698,174
  Advance to unrelated party                                                                   --            1,922,067
  Advance to suppliers                                                                  1,218,339            1,488,089
  Deposit for acquisition                                                               1,334,615                   --
  Prepayments and other current assets                                                     31,585               40,964
                                                                               ------------------   ------------------
    Total Current Assets                                                                7,315,384            6,695,068

Property and Equipment - Net                                                            2,110,126            2,207,104
Deposit for Purchase of Fixed Assets                                                    1,841,768            1,793,929
Construction in Progress                                                                2,747,174            1,383,888
Investment - At Cost                                                                    1,868,460            1,793,929
Land Use Right - Net                                                                      157,974              155,018
                                                                               ------------------   ------------------
    Total Assets                                                                       16,040,886           14,028,936
                                                                               ==================   ==================
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and accrued expenses                                                   829,777              606,746
  Loan payable                                                                            533,846              896,964
  Taxes payable                                                                           435,156              284,221
  Due to stockholders/officers                                                            562,187              121,684
  Other current liabilities                                                                25,051               10,263
                                                                               ------------------   ------------------
    Total Current Liabilities                                                           2,386,017            1,919,878

Minority Interest                                                                       1,581,400            1,364,083

Stockholders' Equity
  Series A preferred stock, $0.0001 par value, 5,000,000 shares authorized,
    0 shares issued and outstanding, respectively                                              --                   --
  Common stock, $0.0001 par value, 200,000,000 shares authorized,
    35,413,850 issued and outstanding, respectively                                         3,541                3,541
  Additional paid-in capital                                                            4,396,772            4,396,772
  Reserve funds                                                                         1,432,992            1,432,992
  Retained earnings                                                                     5,210,713            4,276,312
  Accumulated other comprehensives income                                               1,029,451              635,358
                                                                               ------------------   ------------------
    Total Stockholders' Equity                                                         12,073,469           10,744,975
                                                                               ------------------   ------------------
    Total Liabilities and Stockholders' Equity                                 $       16,040,886   $       14,028,936
                                                                               ==================   ==================

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                            For Three Months Ended September 30,   For Nine Months Ended September 30,
                                            ------------------------------------   -----------------------------------
                                                  2007                2006               2007               2006
                                               Unaudited           Unaudited          Unaudited          Unaudited
Revenues                                    $      4,134,630    $      3,907,418   $      9,411,021   $      8,646,522
Cost of Goods Sold                                 2,996,475           3,097,971          6,904,731          6,690,156
                                            ----------------    ----------------   ----------------   ----------------
Gross Profit                                       1,138,155             809,447          2,506,290          1,956,366
Operating Expenses
Selling expenses                                     447,886             465,437          1,033,200            999,794
General and administrative expense                    95,773             128,281            297,860            391,477
                                            ----------------    ----------------   ----------------   ----------------
Total Operating Expenses                             543,659             593,718          1,331,060          1,391,271
                                            ----------------    ----------------   ----------------   ----------------
Income From Operations                               594,496             215,729          1,175,230            565,095
                                            ----------------    ----------------   ----------------   ----------------
Other Income (Expense)
  Interest (expense) income, net                     (15,250)             16,791              6,820             53,958
  Other (expense) income, net                        (13,843)             17,168             22,625             51,232
                                            ----------------    ----------------   ----------------   ----------------
Total Other (expense) Income                         (29,093)             33,959             29,445            105,190
                                            ----------------    ----------------   ----------------   ----------------
Income Before Taxes and Minority Interest            565,403             249,688          1,204,675            670,285
Income Tax Provision                                  89,136              39,295            185,731            110,004
                                            ----------------    ----------------   ----------------   ----------------
Income Before Minority Interest                      476,267             210,393          1,018,944            560,281
Minority Interest                                     40,280              13,112             84,543             52,862
                                            ----------------    ----------------   ----------------   ----------------
Net Income                                  $        435,987    $        197,281   $        934,401   $        507,419
                                            ================    ================   ================   ================
Other Comprehensive Income:
Foreign Currency Translation Gain                    188,975             132,667            394,093            239,133
                                            ----------------    ----------------   ----------------   ----------------
Comprehensive Income                        $        624,962    $        329,948   $      1,328,494   $        746,552
                                            ================    ================   ================   ================
Net Income Per Common Share
  - Basic                                   $           0.01    $           0.01   $           0.03   $           0.06
                                            ================    ================   ================   ================
  - Diluted:                                $           0.01    $           0.01   $           0.03   $           0.01
                                            ================    ================   ================   ================
Weighted Common Shares Outstanding*
  - Basic                                         35,413,850          15,387,227         35,413,850          8,948,419
                                            ================    ================   ================   ================
  - Diluted:                                      35,413,850          35,295,727         35,413,850         35,295,727
                                            ================    ================   ================   ================

*As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                 For the Nine Months Ended September 30,
                                                                ----------------------------------------
                                                                       2007                  2006
                                                                ------------------    ------------------
                                                                    Unaudited             Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                      $          934,401    $          507,419
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Depreciation and amortization                                          188,869               171,336
    Bad debt adjustment                                                        288                    --
    Minority interest                                                       84,543                52,862
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (56,638)             (303,988)
      Inventories                                                       (1,102,622)              561,361
      Advance to suppliers                                                 318,349              (516,567)
      Prepayments and other current assets                                  10,639               (22,441)
      Accounts payable and accrued expenses                                189,932               278,461
      Taxes payable                                                        133,577                79,216
      Other current liabilities                                             13,789              (123,161)
                                                                ------------------    ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  715,127               684,498
                                                                ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from withdraw deposit for purchase of fixed assets               25,628                    --
  Payment for deposit for acquisition                                   (1,334,615)                   --
  Payment for purchase of equipment                                           (984)             (991,301)
  Payment for purchase of contruction in process                        (1,253,703)                   --
  Proceeds from repayment of advance to unrelated party                  1,922,067               978,910
                                                                ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (641,607)              (12,391)
                                                                ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to stockholders/officers                                         (8,061)                   --
  Proceeds from repayment stockholders/officers                            443,508             1,504,822
  Payment to short-term loan                                              (384,413)             (371,738)
                                                                ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   51,034             1,133,084
                                                                ------------------    ------------------
Net Increase in Cash and Equivalents                                       124,554             1,805,191
Effect of Exchange Rate Changes on Cash                                     43,903                50,042
Cash and Equivalents at Beginning of Period                                564,733               574,774
                                                                ------------------    ------------------
Cash and Equivalents at End of Period                           $          733,190    $        2,430,007
                                                                ==================    ==================

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

In August 2005, we through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of us ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. We acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of us.

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

In 2005, we through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd., a PRC corporation engaged in cork trading business.

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

2. INVENTORIES

Inventories as of September 30, 2007, consisted of the following:

Raw material                               $ 1,632,120
Working in progress                             98,354
Finished goods                                 102,573
Packaging and other                             42,566
                                           -----------
Total                                      $ 1,875,613
                                           ===========

3. ADVANCE TO UNRELATED PARTY

On November 27, 2006, we advanced a three month loan in the amount of $1,922,067 (equivalent to RMB 15,000,000) to an unrelated party. The interest rate for this loan was 1% per month, and $1,025,102 of this advance (equivalent to RMB8,000,000) was re-paid on February 28, 2007, with the remaining $896,965 (equivalent to RMB7,000,000) was re-paid on March 12, 2007.

4. DEPOSIT FOR ACQUISITION

We intend to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. ("SHCM") before the end of year 2007 by paying no more than RMB 20 million. As of September 30, 2007, we had paid a deposit of $1,334,615 (equivalent to RMB10 millions) to SHCM. SHCM is a manufacturer for cork products and is one of our cork raw material providers.

5. PROPERTY AND EQUIPMENT

As of September 30, 2007, property and equipment consisted of the following:

                                          Estimated Life      September 30, 2007

    Buildings and improvement             27 - 35 years             $  1,882,953
    Manufacturing equipment               1-8 years                    1,161,431
    Office furniture and equipment        5 years                         27,819
    Vehicle                               2-8 years                       11,406
    Machine improvement                   3 years                         73,404
                                                                    ------------
           Subtotal                                                    3,157,013
    Less: Accumulated depreciation                                     1,046,887
                                                                    ------------
            Total                                                   $  2,110,126
                                                                    ============

For the nine months ended September 30, 2007, depreciation expenses amounted to $185,462.

6. DEPOSIT FOR PURCHASE OF FIXED ASSETS

We intend to purchase certain factory facilities from an unrelated company. The purchase was arranged through an agent. A deposit of $1,793,929 (equivalent to RMB 14,000,000) was paid to the agent as of December 31, 2006 and $1,841,768 (equivalent to RMB 13,800,000) was paid to the agent as of the nine months ended September 30, 2007. The agency agreement has no firm commitment to complete the purchase, however, the agreement has a maximum price that we are willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.

7. CONSTRUCTION IN PROGRESS

In order to create a consistent supply of rental incomes, in June 2006 we began a project to build a student dormitory building in our entertainment facility area, YuLeYuan in China This property is located near a university which is attractive to our location.. The basic construction was completed during the quarter ended September 30 2007. Starting from July 2007, we have generated internal decorations for this student dormitory, and we expect to have it completed at the ended of December 2007. As of September 30, 2007, we paid $2,146,597 (equivalent to RMB16,084,027) for the basic construction and internal decoration.

In order to increase production capacity, we have built five workshops on the leased land in Cheng An district of Xian China during the third quarter of 2007. We also extended this lease to October 2047. As of September 30, 2007, we expended600,577 (equivalent to RMB4,500,000) on workshops construction. We expect to complete this project by the ended of December 2007.

8. INVESTMENT - AT COST

On June 28, 2005, we purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,868,460 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.

9. LAND USE RIGHT

We purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. As of September 30, 2007, land use right at cost, less accumulated amortization consisted of the following:

                                         September 30, 2007
                                         ------------------
    Land use right                                $ 185,851
    Less: Accumulated amortization                   27,877
                                         ------------------
         Net                                      $ 157,974
                                         ==================

For the nine months ended September 30, 2007, amortization expense amounted to $ 3,407

The amortization expense for the next five years is as follows:

    2008                                            $4,543
    2009                                             4,543
    2010                                             4,543
    2011                                             4,543
    2012                                             4,543

10. LOANS PAYABLE

Loan payable as of September 30, 2007 consisted of the following:

                                                                           2007
                                                                           ----
On October 26, 2006, we obtained a short-term loan in the
principal amount of $653,961 (equivalent to RMB4,900,000)
from Xian Lan Hu Valley Trust Bank. The loan is secured by a mortgage on our building. The loan accrues interest at a
rate of 0.714% per month. On November 15, 2006, we made a
payment of principal in the amount of $120,115 (equivalent
to RMB900,000). The balance of this loan, $533,846
(equivalent to RMB4,000,000) is due October 26, 2007.                   $533,846

On December 15, 2006, we obtained a short-term loan in the
principal amount of $400,384 (equivalent to RMB3,000,000)
from Hua Xia Bank Xian Branch. The loan is secured by the
pledge of our land use right in YuLe Yuan. The loan accrues
interest at an original rate of 7.956% per year, however,
was increased to 8.541% per year commencing April 1, 2007.
This loan had been paid off by us on September 4, 2007.                       --
                                                                        --------
                        Total Loans Payable                             $533,846
                                                                        ========

11. DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing and due on demand. As of September 30, 2007, the total net amount due to the stockholders/officers was $562,187, which represented the net amount loaned from shareholders/officers.

12. INCOME AND OTHER TAXES

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

As of September 30, 2007, taxes payable consisted the following:

                                           September 30, 2007
                                           ------------------
    Value-added tax                                  $318,145
    Corporate income tax provision                     65,346
    Local taxes and surcharges                         51,665
                                                     --------
          Total                                      $435,156
                                                     ========

13. STOCKHOLDERS EQUITY

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

14. LEASE COMMITMENTS

We lease our office space and production land under operating lease agreements that are expiring on December 31, 2007 and October 2047 respectively. We had prepaid office rent expense up to December 31, 2007. The following is a schedule of future minimum rental land payments required under the operating lease as of September 30, 2007.

Quarter Ended September 30,
2008                                                 $ 16,015
2009                                                   16,015
2010                                                   16,015
2011                                                   16,015
2012                                                   16,015
                    Thereafter                        561,873
                                                     --------
Total minimum payments required                      $641,948
                                                     ========

Rent and property maintenance expenses amounted to $28,287 for nine months ended September 30, 2007.

Pursuant to operating leases, we also lease three patents right from our Chairman, Mr. Fang She Zhang. These operating lease agreements expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of September 30, 2007.

For the Nine Months Ended September 30,
2008                                                 $320,307
2009                                                  320,307
2010                                                  174,390
                                                     --------
Total minimum payments required                      $815,004
                                                     ========

Patent lease expenses amounted to $234,913 for nine months ended September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following analysis of our consolidated financial condition and results of operations for the three months and nine months ended September 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

                                               FOR THREE MONTHS ENDED SEP 30,
                                            ------------------------------------
                                                  2007                 2006           (Decrease)/ Increase
                                            ----------------     ----------------     ---------------------
                                                Unaudited            Unaudited
Revenues                                    $      4,134,630     $      3,907,418       227,212          6%
Cost of Goods Sold                                 2,996,475            3,097,971      (101,496)        -3%
Gross Profit                                       1,138,155              809,447       328,708         41%
Gross Profit Percentage                                27.53%               20.72%
Operating Expenses
    Selling expenses                                 447,886              465,437       (17,551)        -4%
    General and administrative expense                95,773              128,281       (32,508)       -25%
                                            ----------------     ----------------
Total Operating Expenses                             543,659              593,718       (50,059)        -8%
                                            ----------------     ----------------
Income From Operations                               594,496              215,729       378,767        176%
                                            ----------------     ----------------
Other Income (Expense)
    Interest (expense) income, net                   (15,250)              16,791       (32,041)      -191%
    Other (expense) income, net                      (13,843)              17,168       (31,011)      -181%
                                            ----------------     ----------------
Total Other (expense) Income                         (29,093)              33,959       (63,052)      -186%
Income Before Taxes and Minority Interest            565,403              249,688       315,715        126%
Income Tax Provision                                  89,136               39,295        49,841        127%
                                            ----------------     ----------------
Income Before Minority Interest                      476,267              210,393       265,874        126%
Minority Interest                                     40,280               13,112        27,168        207%
                                            ----------------     ----------------
Net Income                                  $        435,987     $        197,281      238,706        121%
                                            ================     ================

REVENUES

      For the three months ended September 30, 2007, our revenues were $4,134,630 as compared to $3,907,418 for the three months ended September 30, 2006, an increase of $227,212 or approximately 6%. The increase in net revenues is primarily due to the increased demand of cork wood materials and board, and cork paper as compared to the quarter ended September 30, 2006. During the quarter ended September 30, 2007.

COST OF SALES AND GROSS PROFIT

      For the three months ended September 30, 2007, cost of sales amounted to $2,996,475 or 72.5% of net revenues as compared to cost of sales of $3,097,971 or 79.3% of net revenues for the three months ended September 30, 2006.This decrease was primarily due to improved control of waste of materials and more efficient work as a result of repaired and improved machineries and equipments used by the Company. Gross profit for the three months ended September 30, 2007 was $1,138,155 or 27.53% of revenues, as compared to $809,447 or 20.72% of revenues for the three months ended September 30, 2006.

OPERATING EXPENSES

      Our operating expenses decreased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. For the three months ended September 30, 2007, total operating expenses were $543,659 as compared to $593,718 for the three months ended September 30, 2006, a decrease of $50,059 or 8%. This decrease was attributable to a slight decrease in selling expenses, and general and administrative costs. The selling expense decrease was primarily due to a significant decrease in adverting fee which was offset by the increase commissions associated with our increased revenues. The general and administrative costs decrease was primarily attributable to the decrease in costs of outside technique service charges, directorate expenses, and professional fees.

OTHER INCOME (EXPENSES)

      For the three months ended September 30, 2007, total other expense, net, amounted to $29,093 as compared to total other income net of $33,959 for the three months ended September 30, 2006. Other expenses, net $13,843 for the three months ended September 30, 2007 is related to net income $17,682 received from the rental of our entertainment facility. This rental net income was offset by an additional $31,525 franchise tax accrued during the third quarter of 2007. Other income, net $17,168 for the three months ended September 30, 2006 is related to a net income received from the rental of our entertainment facility.

      For the three months ended September 30, 2007, net interest expense was $15,250 as compared to net interest income of $16,791 for the three months ended September 30, 2006, a decrease of $32,041. This decrease was attributable to bank loans made to the Company in October 26, 2006 and December 15, 2006 in the original principal amounts of $653,961 and $400,384 respectively. On November 15, 2006, a payment of principal in the amount of $120,115 was made towards the October 26, 2006 loan, thus the principal has been reduced to $533,846. The original interest rates on these loans were 0.714% per month and 7.956% per year respectively. These loans mature on October 26, 2007 and December 15, 2007 respectively, however, the original principal amounts of $400,384 had been paid off by us on September 4, 2007.

INCOME TAX

      Our income taxes increased by $49,841, to $89,136 for the three months ended September 30, 2007 compared to $39,295 for the three months ended September 30, 2006. This increase was due to increased revenues, and decreased cost of good sold and operating expenses. Our tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                FOR NINE MONTHS ENDED SEP 30,
                                            ------------------------------------
                                                  2007                 2006           (Decrease)/ Increase
                                            ----------------     ----------------     ---------------------
                                                Unaudited            Unaudited
Revenues                                    $      9,411,021     $      8,646,522      764,499           9%
Cost of Goods Sold                                 6,904,731            6,690,156      214,575           3%
Gross Profit                                       2,506,290            1,956,366      549,924          28%
Gross Profit Percentage                                26.63%               22.63%
Operating Expenses
    Selling expenses                               1,033,200              999,794       33,406           3%
    General and administrative expense               297,860              391,477      (93,617)        -24%
                                            ----------------     ----------------
Total Operating Expenses                           1,331,060            1,391,271      (60,211)         -4%
                                            ----------------     ----------------
Income From Operations                             1,175,230              565,095      610,135         108%
                                            ----------------     ----------------
Other Income (Expense)
    Interest income, net                               6,820               53,958      (47,138)        -87%
    Other income, net                                 22,625               51,232      (28,607)        -56%
                                            ----------------     ----------------
Total Other Income                                    29,445              105,190      (75,745)        -72%
Income Before Taxes and Minority Interest          1,204,675              670,285      534,390          80%
Income Tax Provision                                 185,731              110,004       75,727          69%
                                            ----------------     ----------------
Income Before Minority Interest                    1,018,944              560,281      458,663          82%
Minority Interest                                     84,543               52,862       31,681          60%
                                            ----------------     ----------------
Net Income                                  $        934,401     $        507,419      426,982          84%
                                            ================     ================

REVENUES

      For the nine months ended September 30, 2007, our revenues were $9,411,021 as compared to $8,646,522 for the nine months ended September 30, 2006, an increase of $764,499 or approximately 9%. The increase in net revenues is mainly due to the increased demand of cork wood material and board.

COST OF SALES AND GROSS PROFIT

      For the nine months ended September 30, 2007, cost of sales amounted to $6,904,731 or 73.3% of net revenues as compared to cost of sales of $6,690,156 or 77.4% of net revenues for the nine months ended September 30, 2006. This decrease was primarily due to improved control of waste of materials and more efficient work as a result of repaired and improved equipment of the Company. Gross profit for the nine months ended September 30, 2007 were $2,506,290 or 26.63% of revenues, as compared to $1,956,366 or 22.63% of revenues for the nine months ended September 30, 2006. In addition, during the first quarter of 2006, we sold raw material at lower gross margin to a business partner.

OPERATING EXPENSES

      Our operating expenses decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, total operating expenses were $1,331,060 as compared to $1,391,271 for the nine months ended September 30, 2006, a decrease of $60,211 or 4%. This was attributable to a slight increase in our selling expenses, mainly commissions associated with our increased revenues, which were offset by a decrease in general and administrative costs, including a decrease in technical service charges, directorate fees, legal fees, and consulting fees in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in 2007

OTHER INCOME (EXPENSES)

      For the nine months ended September 30, 2007, total other income, net, amounted to $29,445 as compared to $105,190 for the nine months ended September 30, 2006. Other income, net $22,625 and $51,232 for the nine months ended September 30, 2007 and 2006 are primarily due to the income received from the rental of our entertainment facility. During the third quarter of 2007, we had accrued $31,525 of franchise taxes as other expenses which were offset rental income in year 2007.

      For the nine months ended September 30, 2007, net interest income was $6,820 as compared to net interest income of $53,958 for the nine months ended September 30, 2006, a decrease of $47,138 for the nine months ended September 30, 2007. This decrease was attributable to the reduced interest income and incurred more interest expense during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In November 2006, we loaned to an unrelated party during $1,922,067. Interest income on this loan accrued at a rate of 1% per month. A portion of this loan was re-paid to us on February 28, 2007 with the remaining principal being re-paid on March 12, 2007. We also received loans from a bank on October 26, 2006 and December 15, 2006 in the original principal amounts of $653,961 and $400,384 respectively. On November 15, 2006, a payment of principal in the amount of $120,115 was made towards the October 26, 2006 loan, thus the principal has been reduced to $533,846. The original interest rate on these loans was 0.714% per month and 7.956% per year, respectively. These loans mature on October 26, 2007 and December 15, 2007 respectively, however, the original principal amounts of $400,384 were paid back to the bank by us on September 4, 2007.

INCOME TAX

      Our income taxes increased by $75,727 to $185,731 for the nine months ended September 30, 2007 as compared to $110,004 for the nine months ended September 30, 2006. This increase was due to increased revenues. Our tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 33% corporate income tax.

LIQUIDITY AND CAPITAL RESOURCES

      Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by $1,095,409 from $2,072,469 as of December 31, 2006 to $3,167,878, as of September 30, 2007. The increase in working capital was due primarily to increased inventory. Commencing in July 2007, we received increased sales orders in China, and we expect to produce more products to meet these sales demands before the end of year 2007. Accordingly, we have purchased more raw materials and, during the quarter ended September 30, 2007,have begun to build five removable workshops.

      Cash provided by operating activities was $715,127 for the nine months ended September 30, 2007 as compared to $684,498 provided for the nine months ended September 30, 2006. This increase was a result of more net income and fewer advances to suppliers during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2007.

      Cash used in investing activities was $641,607 for the nine months ended September 30, 2007. This change was due primarily as a result of $1,922,067 received from the repayment of an advance previously made to an unrelated party. This advance, plus accrued interest of 1% per month, was re-paid on March 12, 2007. Respectively, as of September 30, 2007, we paid a deposit of $1,334,615 to SHCM in connection with our potential acquisition, and the construction in process $1,253,703 in order to build the five removable workshops and decorate the student dormitory in our entertainment facility area, YuLe Yuan in China.

      With approximately $4.9 million of net working capital as of September 30, 2007 and positive cash flow, we believe we will have sufficient resources to finance our operations for the coming year. However, since our cash and cash equivalents of $733,190 as of September 30, 2007 were lower than expected, besides improving our account receivable collection efforts, we need additional cash and cash equivalent from outside funding or loans to support our raw materials and machineries purchases for five workshops.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

Exhibit
Number      Description
------      -----------
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

                          HANKERSEN INTERNATIONAL CORP.

Dated: November 15, 2007          By: /s/ Pengcheng Chen
                                      ---------------------------------------
                                      Pengcheng Chen, Chief Executive Officer

                                  By: /s/ Yi Yong
                                      ---------------------------------------
                                      Yi Tong, Chief Financial Officer