Form 10KSB
period 2007-12-31
HanKersen International Corp.
filed 2008-03-31
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                       OR

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

State issuer's revenues for its most recent fiscal year:  $16,050,938

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $991,221 as of March 28, 2008


The number of shares outstanding of the issuer's common stock as of March 28, 2008 was 35,413,850.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

ITEM 1.     DESCRIPTION OF BUSINESS                                            1
ITEM 1A.    RISK FACTORS                                                       5
ITEM 1B.    UNRESOLVED COMMENTS                                               10
ITEM 2.     DESCRIPTION OF PROPERTIES                                         10
ITEM 3.     LEGAL PROCEEDINGS                                                 10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

PART II

ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      11
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION         11
ITEM 7.     FINANCIAL STATEMENTS                                              20
ITEM 8.     FINANCIAL DISCLOSURE                                              20
ITEM 8A.    CONTROLS AND PROCEDURES                                           20
ITEM 8B.    OTHER INFORMATION                                                 21
            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS      21

PART III

ITEM 10:    EXECUTIVE COMPENSATION.                                           27
ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    28
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.             31

PART IV

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K                             32

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            33

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                           FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HANKERSEN INTERNATIONAL CORP. ("WE") AND OUR SUBSIDIARES, XIAN HANXIN TECHNOLOGY CO., LTD. ("HANXIN") AND XI'AN CORK INVESTMENTS CONSULTATIVE MANAGEMENT CO. ("XI'AN") OR THEIR REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP.
1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HANKERSEN AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO OUR FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS.

HISTORY

Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.), was incorporated under the laws of the State of Delaware on August 1, 1996. We were formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. ("APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business.

In August 2005, we, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of us ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. We acquired Hanxin International in exchange for 24,000,000 shares of common stock and 1,000 shares of the Series A Preferred Stock, which such shares converted into 29,530,937 shares of common stock. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International own 95% of the outstanding shares of our common stock.

During the year ended December 31, 2005, through Hanxin, we acquired a 75% equity interest of Cork Import and Export Co. Ltd. ("Cork I&E"), a PRC corporation that engages in cork trading businesses.

Hanxin International has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of our operating and business activities are conducted through Hanxin.


BUSINESS OVERVIEW

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China by an internal sales network and to oversea customers in India, the United States of America, Germany and Japan through unrelated distributors and agents. Mr. Fangshe Zhang, our Chairman and a principal shareholder currently owns four cork processing technology related patents in China, and has licensed three of them to Hanxin.

Our objective is to utilize the cost advantages of being based in China in order to become a leading cork flooring producer. In order to achieve our objectives, we intend to, among other things, increase our sales and marketing efforts, enhance production capacity, ensure our raw material incoming source, acquire other cork manufacturing factories and other cork exporting companies in China, export our cork products to oversea countries by our own sales network, and establish our own cork plantation in the world. There is no assurance that we will be able to achieve these objectives.

PRODUCTS

CORK FLOORING PLANKS

Hanxin produces seven series of cork flooring planks with over 50 different patterns, colors and granules. Cork floor accounted for 69% of our revenue in 2007, and is the main product line for Hanxin. Hanxin intends to develop additional series of product lines modeled its existing products. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, is sound proofed, comfortable to walk on and, unlike other materials, it does not get the appearance of being "worn out". Cork flooring can also be crafted into many different designs and patterns, many of which are difficult to achieve using other raw materials.

CORK WALLBOARD AND ART CRAFTS

Hanxin produces 16 types of cork wallboard and three types of cork art crafts with different patterns. All these products utilize Hanxin's special staining technology to create different colors. Hanxin's cork art crafts includes ornaments and decorations. Wallboard can also be used as decorative material.

CORK GRANULE AND SHEET ROLL

Hanxin also sells semi-finished cork products to other manufacturers which use cork granule and sheet roll as raw materials. Cork Granule comes in various sizes and is the early stage of cork material processing. Cork Sheet/Roll is a type of thin cork material, which needs advanced processing techniques and vital manufacturing requirements. It costs more than other basic materials and the customers use it as raw material of cork art crafts.

MARKETING AND GROWTH STRATEGIES

As previously discussed, we sell our products in China through our own sales persons, local distributors and retail sellers. The markets overseas primarily are approached through unrelated overseas distributors and agents.

o    Domestic market:

Our domestic marketing strategies are based on our existing market channels, whereby we work with our own sales persons, domestic distributors and domestic retail sellers to create a China sales network. We currently use our Xian office as the headquarters of our sales network, and have many sales representatives throughout Beijing, Shanghai and Guangzhou. We intend to hire more sales representatives in the two major cities: Jinan and Shenyang, within the central and northeast regions of China to attempt to increase our market reach and facilitate our day-to-day operations in 2008. Commencing from the third quarter of 2007, we began to retain the SHUTA cork company, which had an existing sales network in China, to assist us with the promotion and sales of cork flooring tile and wall title. We expect to promote our market share in China through the cooperation with the SHUTA cork company.

o    International market:

Previously, our products were sold internationally though unrelated national distributors and agents (those are our independent clients). Our products are currently being exported to India, the United States, Japan, and Germany by those unrelated national distributors and agents. Commencing in May 2007, we began selling our products to oversea clients directly through our own export sales network instead of through those unrelated national distributors or agents. In the near future, we expect to extend our own oversea export sales network to other Asian and North American markets.

MARKET OPPORTUNITIES AND COMPETITION

MARKET OPPORTUNITIES

According to a media report called "Real Estate Market Analysis & Report of China in 2007", construction and sales of residential real estate in PRC increased 5% during 2007, and 24.7% respectively as compared to 2006, and it is expected that this increase will continue in 2008. The growth for demand of flooring products is directly attributed to the growth in real estate markets. The increase of the real estate industry will hopefully continue to increase the demand of wood flooring including cork flooring. We believe that cork tile, the soft wood flooring which is different from other hard wood flooring, will enjoy similar or even a higher growth rate because of its distinct characteristics and multi purposes.

COMPETITION

The increasing real estate market has resulted in an increase of various types of flooring. Based on various studies, sales of flooring have been increasing and will continue to increase during th next five years. We believe we are currently a leading manufacturer and producer of cork flooring in China, including technology, in production volume of production and in total sales. We produced about 650,000 square meters of cork flooring planks and boards in 2007.

In term of domestic competition, we believe we have several competitive advantages over its competitors:

o    Proximity to raw material resources

According to a report from the website "Introduction of Cork", the world reserves of cork resources are mainly concentrated in Mount Qinba of Shaanxi PRC, which is where our factory is located, and a minority of provinces at the same latitude which accounts for more than 65% of total bark production in PRC.

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

PRODUCTION PROCESS

Hanxin has designed certain production processes in order to ensure the quality of its products. As discussed previously, our Chairman and a principal shareholder of currently owns four cork processing technology related patents in China, and has licensed three of them to Hanxin.


QUALITY CONTROL

We place great emphasis on the quality of its products and quality control system. In particular:

     o In March, 2005, Hanxin cork floor was approved by State plywood Quality Supervision and Test Center for formaldehyde emission, TS water immersion testing. (Certification No. Floor 2005-65/66/6768)

     o In March, 2005,Hanxin cork wallboard was approved by State plywood Quality Supervision and Test Center for formaldehyde emission testing. (Certification No. Floor 2005-64)

     o In February 2005, Hanxin cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

     o In October. 2003, Hanxin cork floor was approved by Xi'an Institute of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification
          NO.G0300708.

     o In Nov. 2003, Hanxin cork wallboard was approved by Xi'an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

     o In October 2001, Hanxin's products and standards were certified by the Xi'an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China

     o Currently, Hanxin is working on ISO9000: 2000 and ISO14001 certifications.

EMPLOYEES

We have approximately 260 employees, and believe our relationship with our employees is good.

ITEM IA. RISK FACTORS

In a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the control of us. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect us.

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

WE DO NOT OWN THE CORK PROCESSING TECHNOLOGY RELATED PATENTS WE ARE USING AND ARE SUBJECT TO THE TERMS AND CONDITIONS OF A LICENSING AGREEMENT.

         We are dependent on the patents licensed to use from our Chairman and principal shareholder. He owns four cork processing technology related patents in China, and has licensed three of them to Hanxin. As a result, our business activities related to exploiting these patents are dependent on the license granted to us from him. In the event that the license is terminated, such a result would have a material adverse affect on the company as it would prevent us from using them in our business and deriving revenue associated therewith.


         DUE TO VOLATILITY, ANY QUARTER-TO-QUARTER COMPARISONS IN OUR CONSOLIDATED FINANCIAL STATEMENTS MAY NOT BE MEANINGFUL

         Hanxin's business is subject to fluctuations, which may cause its operating results to fluctuate from quarter-to-quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock.

         CHANGES IN THE EXTENSIVE REGULATIONS TO WHICH HANXIN IS SUBJECT COULD INCREASE ITS COST OF DOING BUSINESS OR AFFECT ITS ABILITY TO GROW.

         The governments of countries where Hanxin's exports products, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence indirectly affect Hanxin's profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin's operations revenue and/or profitability.

         THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET OF OUR SECURITIES AND THERE CAN BE NO ASSURANCE THAT ONE WILL EVER BE ESTABLISHED.

         There can be no assurances that a market for our common stock will be established. Our common stock will be influenced by a number of factors relating to Hanxin, including:

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

     o    our investor perceptions and the technologies industries generally;

     o    general economic and other national conditions; and

     O    regulation of the OTCBB

         CONTROL BY PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS.

         Our principal shareholders, officers and directors beneficially own approximately sixty percent (60%) of our Common Stock. As a result, such persons may have the ability to control us and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of us. See "Security Ownership Of Certain Beneficial Owners And Management."

         POSSIBLE NEED FOR ADDITIONAL FINANCING.

         We may need additional financing in the future. The ultimate success of we may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

         OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

         Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange;
(iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

         BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY OF OUR COMMMON STOCK WHICH MAY RESULT IN SHAREHOLDERS BEING UNABLE TO SELL THEIR SHARES.

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

         Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

         NO ASSURANCE OF SUCCESS OR PROFITABILITY.

         There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that we will generate revenues or profits, or that the market price of our Common Stock will be increased thereby.

         INDEMNIFICATION OF OFFICERS AND DIRECTORS.

         Our Articles of Incorporation and applicable Delaware Law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which it will be unable to recoup.

         DIRECTOR'S LIABILITY LIMITED.

         Our Articles of Incorporation exclude personal liability of our directors to us and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         DEPENDENCE UPON OUTSIDE ADVISORS.

         To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers and directors without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

         NO FORESEEABLE DIVIDENDS.

         We have not paid dividends on its Common Stock and do not anticipate paying such dividends in the foreseeable future.

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

ITEM 1B.   UNRESOLVED COMMENTS

         There were no unresolved comments from the Securities and Exchange Commission during the year ended December 31, 2007.


ITEM 2.     DESCRIPTION OF PROPERTIES

Hanxin owns one property in Xi'an called "YuLeraYuan" which is for approximately 10,360.3 square meters. It was used for an entertainment space, and leased out to an unrelated party. However, in 2007, we renovated the space and built an additional student dormitory in YuLerYuan. Hanxin expects to complete the internal decoration of this new student dormitory, and intends to lease these facilities to the university located at the YuLerYuan. Hanxin also leases an office space about 436 square meters in Xi'an for approximately $1,852 (equivalent to RMB14,083 included rent and maintenance fee) per month. The lease for this office space expires on December 31, 2008. Hanxin also leases the right to use a parcel of land which is approximately 53,120 square meters and is used as our cork processing plant. The lease fee for this processing plant is about $1,315 (equivalent to RMB10,000) per month, and the lease had been extended to October 2047. Hanxin had built a fifth removable workshop on the leased land during year 2007, and expects to complete the whole construction project in the second quarter of year 2008. Hanxin intends to purchase more production facilities to install in the fifth workshop and increase its production capacity starting from the second quarter of 2008. If our funds and cash inflow available, we may also complete the acquisition of a cork manufacturing enterprise in Sichuan District of PRC in year 2008.

ITEM 3.     LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II


ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


        Our common stock is traded on Over-The-Counter Bulletin Board under the symbol HKRS.OB. Our common stock became eligible for trading on April 6, 2006. As of March 28, 2008, there were approximately 85 registered holders of record of our common stock. The following table sets forth the range of high and low bid information for the year ended December 31, 2007.

PERIOD                                               HIGH BID        LOW BID
--------------------------------------------------------------------------------

2007
First quarter                                          $0.185           $0.10
Second quarter                                          $0.14           $0.05
Third quarter                                           $0.16          $0.105
Fourth quarter                                          $0.25           $0.15

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         We have never declared dividends or paid any cash dividends on our capital stock. We currently intend to retain all future earnings, if any, for use in the operation and development of its business and, therefore, do not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
               CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes.

         OVERVIEW

We, through its subsidiaries, engage in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2007 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman and a principal shareholder currently owns four cork processing technology related patents in China, and has licensed three of them to Hanxin.


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

         REVENUES

         For the year ended December 31, 2007, our revenues were $16,050,938 as compared to $12,041,588 for the year ended December 31, 2006, an increase of $4,009,350 or approximately 33.3%. The reason for the increase is primarily due to our selling efforts, increased sales of our major finished goods (wood materials, floors, and boards) increased as compared to the sales quantities in year 2006. Also(pound) we increased our unit sales prices by 20% starting in October 2007. For the year ended December 31, 2007, our revenues from wood materials, boards, and floor sales were $832,318, $434,954, and $2,123,730 respectively more than the revenue from sales of those items during the year ended December 31, 2006. Even though we had decreased sales on the wood paper products, this was offset by the increase sales amount in tree skin raw material for the year ended December 31, 2007.

         COST OF SALES AND GROSS PROFIT

For the year ended December 31, 2007, cost of sales amounted to $10,990,041 or 68.47% of net revenues as compared to cost of sales of $9,333,361 or 77.51% of net revenues for the year ended December 31, 2006, a percentage decrease of 9.04%. The decrease was primarily due to reduction of waste of materials resulting in more efficient work from repaired and improved machinery and equipment used by us. Accordingly, gross profit for the year ended December 31, 2007 increased $2,352,670 to $5,060,897 from $2,708,227 in the year ended
December 31, 2006. We are currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.


         OPERATING EXPENSES

For the year ended December 31, 2007, total operating expenses were $2,467,341 as compared to $1,926,056 for the year ended December 31, 2006, an increase of $541,285 or 28.1%.

Included in this increase were:

* For the year ended December 31, 2007, selling expenses amounted to $1,954,225 as compared to $1,363,494 for the year ended December 31, 2006, an increase of $590,731 or 43.32%. For the year ended December 31, 2007, we experienced a significant increase in sales commission expenses of $282,751 and in freight expenses of $22,843 with our increased revenue. Another reason for the increase in selling expenses was the increase in advertising costs of $191,342 to improve sales quantities.

* For the year ended December 31, 2007, general and administrative expenses were $513,116 as compared to $562,562 for the year ended December 31, 2006, a decrease of $49,446 or 8.79%. The decrease in general and administrative costs were primarily attributable to a $94,294 decrease in directors conference fees, technical fees and legal fee associated with decreased operations. The decrease was offset by, an increase of $34,775 employees' salaries, bonus, employee benefits, entertainment fees as well as accounting and professional fees during 2007 in connection with our SEC filings and continued compliance with the provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will be effective in year 2008.


         OTHER INCOME (EXPENSE)

For the year ended December 31, 2007, other expense amounted to $324,409 as compared to other income of $47,855 for the year ended December 31, 2006. Other (expense) income, net for the years ended December 31, 2007 and 2006 were primarily related to net rental income $78,226 and $68,618 respectively from our leasing entertainment facility. These rental net incomes had been offset by the franchise taxes $55,000 and $0 accrued in the year 2007 and 2006, respectively.

For the year ended December 31, 2007, net interest expense was $6,270 as compared to net interest income of $50,952 for the year ended December 31, 2006, a decrease of $57,222. This was attributable to (i) loans made to its related party DeRong during first nine months of 2006 and (ii) loans made to us from banks.


         INCOME TAXES

Income taxes increased by $215,291 to $348,871 for the year ended December 31, 2007 as opposed to $133,580 for the year ended December 31, 2006. This increase was due to an increase in net income before income taxes.

         MINORITY INTEREST

For the year ended December 31, 2007, we reported a minority interest in income of subsidiary of $158,235 as compared to $63,486 for the year ended December 31, 2006. The minority interests income of subsidiaries were attributable to Hanxin and Cork I&E, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $123,587 from $2,637,202 as of December 31, 2006 to $2,760,789 as of December 31, 2007. The increase was primarily due to an increase in accounts receivable of $448,731 from $1,981,041 as of December 31, 2006 to $2,429,772 as of December 31, 2007, and an increase in inventory of $221,966 from $698,174 as of December 31, 2006 to $920,140 as of December 31, 2007. Those increases were somewhat offset by the cash and equivalents which decreased by $197,337 from $564,733 as of December 31, 2006 to $367,396 as of December 31, 2007, and an increase in accounts payable and accrued expenses of $349,773 from $606,746 as of December 31, 2006 to $956,519 as of December 31, 2007. The increase in accounts receivable and inventory during the year ended December 31, 2007 was due to increased credit sales, the reserving of more raw materials, and the increased manufacturing of finished goods during 2007 as compared to year 2006, which should assist in increasing sales demands in 2008.

Cash provided by operating activities was $2,074,461 for the year ended December 31, 2007 as compared to $1,270,429 provided for the year ended December 31, 2006. The increase in cash provided by operating activities for the year ended December 31, 2007 primarily due to the increase of net income in 2007.

Net cash used in investing activities decreased $1,323,454 to $2,053,708 for the year ended December 31, 2007 from $3,397,162 for the year ended December 31, 2006. This change was primarily due to the repayment of unrelated party loans and the return of a deposit for the purchase of fixed assets had been received in year 2007

Financing activities for the year ended December 31, 2007 was $388,956 as compared to $2,027,202 net cash provided for the year ended December 31, 2006. This change was primarily attributable to reduced collections, and increased cash advances to shareholders and officers, and short-term loans during the year ended December 31, 2007 when compared to the year ended December 31, 2006.


OPERATING RISK

(a) Country risk

Our revenues are mainly derived from the sale of wood floors, boards, and basis materials products in the Peoples Republic of China (PRC). We expect to expand our sales to the countries outside the PRC by our own sales network, however, such expansion just commences in May 2007, and there are no assurances that we will be able to achieve such an expansion successfully in the future. Therefore, a downturn or stagnation in the economic environment of the PRC and the countries that our products are sold in could have a material adverse effect on our financial condition.

(b) Product risk

In addition to competing with other Chinese companies, we may have to compete with larger US and European companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. and European companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

(c) Exchange risk

We can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, our ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

Our future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and could have an adverse effect on business development. We do not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

All of our revenues are derived via the operations of our Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of our control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for our products and services and those of the subsidiaries.

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

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN US

         The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon us and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

BASIS IN COMMON STOCK

         The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

DIVIDENDS ON COMMON STOCK

         Distributions made by us with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of our current or accumulated earnings and profits ("earnings and profits"), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder's allocable share of our earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder's adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder's adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder's holding period for the Common Stock is more than one year.

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

REDEMPTION OF COMMON STOCK

         We do not have the right to redeem any Common Stock. However, any redemption of Common Stock, with the consent of the holder, will be a taxable event to the redeemed holder.

         We do not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder's tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, us, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.

OTHER DISPOSITION OF THE COMMON STOCK

         Upon the sale or exchange of shares of Common Stock, to or with a person other than us, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder's adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

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

SEE "FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.    CONTROLS AND PROCEDURES

             We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

         This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission


ITEM 8B. OTHER INFORMATION

None.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving us are as follows:


NAME                          AGE                 POSITIONS HELD

Fangshe Zhang                 50                Chairman
Pengcheng Chen                32                CEO/Director
Yi Tong                       36                Chief Financial Officer/Director
Yi Zhang                      36                Chief Operating Officer
Pingjun Zhang                 59                Chief Technical Officer
Genshe Bai                    48                Director
Shengli Liu                   40                Director

         The directors named above will serve until the annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between our sole directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

MR. PENGCHENG CHEN, CEO/DIRECTOR

Mr. Chen is our Chief Executive Officer and a director and has worked at Hanxin since 2002. From 1997 to 1998 he worked for Xi'an Tangcheng Hotel as an assistant general manager. From 1998 to 2000 he served as general manager of Xi'an Qingye Virescence Co. Ltd, a gardening engineering company.

MR. YI ZHANG, CHIEF OPERATING OFFICER

Mr. Zhang is our Chief Operating Officer and has worked at Hanxin since April 2004. From April 2002 to August 2004 he was general manager of Shanxi Litian Science & Technology Co., Ltd, a wine trading company From November 1993 to March 2002 he worked at Xi'an Xianyang International Airport where from 1996 to 2002 he served as operating manager.

MR. YI TONG, CHIEF FINANCIAL OFFICER

Mr. Tong is our Chief Financial Officer and has worked for Hanxin since February 2004. Mr. Tong has previously worked for several financial institutions. From May 2003 to February 2004 he served as chief representative of Federal International Finance Inc., Canada. From August 2001 to May 2003 he worked as a senior manager for China Dragon Securities Co., Ltd. and from April 2001 to August 2001 he worked as project manager of China Eagle Securities Co., Ltd.

MR. PINGJUN ZHANG, CHIEF TECHNICAL OFFICER

Mr. Zhang is our Chief Technical Officer and has worked for Hanxin since 1999. From 1985 through 1999 he was the design manager of Xi'an Chemical Co., Ltd., a chloralkali chemical company.

MR. GENSHE BAI, DIRECTOR

Mr. Bai is a director of us and has been affiliated with Hanxin since 2002. From 1996 to 2002 he worked as the general manager of Xi'an Commodity Development Co., Ltd., a company engaged in the purchase and sale of commodities. From 1980-1996 Mr. Bai worked as a manager of the auditing department for Xi'an Commodity Bureau, a governmental agency responsible for the regulation of commodities.

MR. SHENGLI LIU, DIRECTOR

Mr. Liu is a director of us and has worked for Hanxin since 2002. From 1997 to 2002 he was the director for the 12th section of Xikang railway project of China Railway 18th Bureau Group Co., Ltd. From 1989 to 1997 he worked as a manger in the metals division of the Xi'an Commodity Bureau.

EMPLOYMENT AGREEMENTS

         Each major employee and consultant of Hanxin is required to sign an employment agreement. The employment agreements run for a period of one (1) year, however, an employee may be fired for cause.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Article Ninth of our Certificate of Incorporation provides for indemnification of our officers and directors to the fullest extent permitted under the General Corporation Law of the State of Delaware ("DGCL").

                  SECTION 145 of the DGCL, as amended, applies to us and the relevant portion of the DGCL provides as follows:

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

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

CONFLICTS OF INTEREST

         There is no procedure in place which would allow our management to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

                                    PART III


ITEM 10:     EXECUTIVE COMPENSATION.

The following table discloses executive compensation received for the fiscal year ended December 31, 2007 as well as the preceding two years.



                                      SUMMARY COMPENSATION TABLE

                                                              LONG-TERM
                             ANNUAL COMPENSATION         COMPENSATION AWARDS

                                                      RESTRICTED SECURITIES
NAME AND                                               STOCK     UNDERLYING       TOTAL
PRINCIPAL POSITION        YEAR    SALARY    BONUS      AWARD      OPTIONS     COMPENSATION
------------------------------------------------------------------------------------------
Fangshe Zhang,
Chairman                  2007   $ 3,971   $ 3,945   $     0   $     0         $ 7,916

                          2006   $ 3,972   $ 3,844   $     0   $     0         $ 7,816

Pengcheng Chen,
Chief Executive Officer   2007   $ 6,143   $ 3,945   $     0   $     0         $10,088

                          2006   $ 5,766   $ 3,844   $     0   $     0         $ 9,610

Yin Tong,
Chief Financial Officer   2007   $ 3,656   $13,151   $     0   $     0         $16,807

                          2006   $ 3,588   $ 3,588   $     0   $     0         $ 7,176

Yi Zhang,
Chief Operating Officer   2007   $ 3,656   $ 6,575   $     0   $     0         $10,231

                          2006   $ 3,588   $ 3,203   $     0   $     0         $ 6,791

Pingjun Zhang ,
Chief Technical Officer   2007   $ 3,656   $ 6,575   $     0   $     0         $10,231

                          2006   $ 3,306   $ 3,203   $     0   $     0         $ 6,509

------------------------------------------------------------------------------------------

ITEM 11:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 28, 2008, information with respect to the beneficial ownership of our outstanding Common Stock by (i) each director and executive officer of us, (ii) all directors and executive officers of us as a group, and (iii) each shareholder who was known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,413,850 shares outstanding.

Title      Name and Address                            Number of         Percent
of         of Beneficial                               shares held by    of
Class      Owner of Shares         Position            Owner             Class
--------------------------------------------------------------------------------
Common    Pengcheng Chen (1)      CEO/Director        11,361,457 (1)      32.08%

Common    Fangshe Zhang (2)       Chairman             9,892,096 (2)      27.93%

Common    Yi Tong                 CFO/Director              --              --

Common    Yi Zhang                Chief Operating Officer   --              --

Common    Pingjun Zhang           Chief Technical Officer   --              --

Common    Genshe Bai              Director                  --              --

Common    Shengli Liu             Director                  --              --

Common    Executive Officers &                        21,253,553          60.01%
          Directors as a Group
--------------------------------------------------------------------------------

(1) Having an address at No. 23, Tiyu Street, Chang'an District, Xi'an, China. Includes (i) 1,380,000 shares of common stock and (ii) 9,981,457 shares of common stock issued from the conversion of 338 shares of Series A Preferred Stock

(2) Having an address at No. 5, Beisan Street, Beida Village, Dongda Town, Chang'an County, Xi'an, China. Includes (i) 1,200,000 shares of common stock and
(ii) 8,692,096 shares of common stock issued from the conversion of 294 shares of Series A Preferred Stock


         Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of us and complies with all applicable federal and state securities rules and regulations.

LONG TERM EQUITY COMPENSATION PLAN

         On September 30, 2005, shareholders owning a majority of our Common Stock approved, adopted and ratified our Long Term Equity Compensation Plan (the "Plan") in order to optimize our profitability and growth through incentives which are consistent with our goals and which link the interests of select employees, directors and consultants with those of our shareholders. We believe that the Plan also promotes teamwork and provides employees, directors and consultants with an incentive to strive for excellence. The Plan is described as follows:

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

         Our Board of Directors has broad authority to administer the Plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the Plan and award agreements, establish rates and resolutions for the Plan's administration, and amend outstanding awards. Generally, the Plan is open to directors, employees and consultants who are selected by the Board of Directors.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


         As of December 31, 2007, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $166,199 which represented the net amount lent by officers to us.

         Mr. Fangshe Zhang, our Chairman and a principal shareholder leases us three cork processing technology related patents in China. During the years ended December 31, 2007 and December 31, 2006 respectively, we paid him license fees for these patents in the aggregate amount of $315,615 and $212,402.

                                     PART IV

ITEM 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

3(a)      Articles of Incorporation*

3(b)      Bylaws*

4(b)      Specimen Stock Certificate*

2.1 Spin - Off Agreement, dated September 19, 1996, between us and Kushi Macrobiotics Corp.*

2.2. Amended and Restated Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and us , dated August 12, 1996*

2.3 Agreement and Plan of Merger, dated as of July 11, 2005, by and among Kushi Natural Foods Corporation, Kushi Sub, Inc., Hanxin (Cork) International Holding Co., Ltd., Xi'An Cork Investments Consultative Management Co. and Xian Hanxin Science and Technology Co., Ltd. ***

2.4       Amendment to Agreement and Plan of Merger dated as of September 30,
          2005. ****

20. Information Statement filed with the Securities and Exchange Commission on August 26, 2004 *****

21 Our subsidiaries: (i) Kushi Sub, Inc; (ii) Xi'An Cork Investments Consultative Management Co.; and (iii) Xian Hanxin Technology Co., Ltd
          (iv) Cork Import and Export Co., Ltd.

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

* Incorporated by reference to the like numbered exhibit to our Registration Statement on Form 10-SB.

**        Filed herewith

*** Incorporated by reference to our report on Form 8-K filed on August 9, 2005.

**** Incorporated by reference to our report on Form 8-K/A filed on January 18, 2006.

***** Incorporated by reference to our Information Statement on Schedule 14-C filed on October 18, 2005 (Preliminary) and November 8, 2005 (Definitive).

(B)      REPORTS ON FORM 8-K:

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


We accrued an aggregate of approximately $65,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our Quarterly Reports and audit of our financial statements for the year ended December 31, 2007.

CONTENTS                                                                    PAGE

Report of Independent Registered Public Accounting Firm                      F-2
Consolidated Financial Statements
   Consolidated Balance Sheet                                                F-3
   Consolidated Statements of Operations                                     F-4
   Consolidated Statements of Stockholders' Equity and Comprehensive Income  F-5
   Consolidated Statements of Cash Flows                                     F-6
   Notes to Consolidated Financial Statements                        F-7 to F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.)

We have audited the accompanying consolidated balance sheet of Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) ("Hankersen" or the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. The management of Hankersen is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing as opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hankersen International Corp. (f/k/a Kushi Natural Foods Corp.) as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


MS Group CPA LLC
Edison New Jersey
February 14, 2008


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
Assets                                                         DECEMBER 31, 2007
                                                               -----------------
Current Assets
  Cash and equivalents                                               $   367,396
  Accounts receivable, net of allowance for
    doubtful accounts of $12,210                                       2,429,772
  Inventories                                                            920,140
  Advance to suppliers                                                 2,375,174
  Prepayments and other current assets                                    16,111
                                                                     -----------
    Total Current Assets                                               6,108,593

Property and Equipment - Net                                           1,754,830
Deposit for Purchase of Fixed Assets                                   1,891,810
Deposit for Purchase of Intangible Assets                              1,370,877
Deposit for acquisition                                                1,370,877
Construction in Progress                                               2,821,817
Investment - At Cost                                                   1,919,228
Land Use Right - Net                                                     161,073
                                                                     -----------

    Total Assets                                                      17,399,105
                                                                     ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and accrued expenses                                  956,519
  Loan payable                                                           534,642
  Taxes payable                                                          767,764
  Due to stockholders/officers                                           166,199
  Other current liabilities                                               15,039
                                                                     -----------
    Total Current Liabilities                                          2,440,163

Minority Interest                                                      1,522,318

Stockholders' Equity
  Series A preferred stock, $0.0001 par value,
    5,000,000 shares authorized,
    zero shares issued and outstanding,
    respectively                                                            --
  Common stock, $0.0001 par value,
    200,000,000 shares authorized,
    35,413,850 issued and outstanding,
    respectively                                                           3,541
  Additional paid-in capital                                           4,396,772
  Reserve funds                                                        1,741,715
  Retained earnings                                                    5,729,630
  Accumulated other comprehensives income                              1,564,966
                                                                     -----------

    Total Stockholders' Equity                                        13,436,624
                                                                     -----------

    Total Liabilities and Stockholders' Equity                       $17,399,105
                                                                     ===========

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                   FOR YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      2007             2006
                                                  ------------     ------------

Revenues                                          $ 16,050,938     $ 12,041,588

Cost of Goods Sold                                  10,990,041        9,333,361
                                                  ------------     ------------

Gross Profit                                         5,060,897        2,708,227

Operating Expenses
Selling expenses                                     1,954,225        1,363,494
General and administrative expense                     513,116          562,562
                                                  ------------     ------------

Total Operating Expenses                             2,467,341        1,926,056
                                                  ------------     ------------

Income From Operations                               2,593,556          782,171
                                                  ------------     ------------

Other Income (Expense)
  Interest (expense) income, net                        (6,270)          50,952
  Other income, net                                     23,988           68,618
  Loss on fix assets disposal                         (342,127)         (71,715)
                                                  ------------     ------------

Total Other (Expense) Income                          (324,409)          47,855
                                                  ------------     ------------

Income Before Taxes and Minority Interest            2,269,147          830,026

Income Tax Provision                                   348,871          133,580
                                                  ------------     ------------

Income Before Minority Interest                      1,920,276          696,446

Minority Interest                                      158,235           63,486
                                                  ------------     ------------

Net Income                                        $  1,762,041     $    632,960

Other Comprehensive Income:
Foreign Currency Translation Gain                      929,608          390,808
                                                  ------------     ------------

Comprehensive Income                              $  2,691,649     $  1,023,768
                                                  ============     ============

Net Income Per Common Share
  - Basic                                         $       0.05     $       0.04
                                                  ============     ============
  - Diluted:                                      $       0.05     $       0.02
                                                  ============     ============

Weighted Common Shares Outstanding*
  - Basic                                           35,413,850       15,660,645
                                                  ============     ============
  - Diluted:                                        35,413,850       35,413,850
                                                  ============     ============

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
----------------------------------------------------------------------------------------------------------------------------------
                                    Series A
                                 Preferred Stock                          Common Stock
                            No. of                                                                     Additional        Reserve
                            Shares             Amount          No. of Shares          Amount        Paid-in Capital       Fund
                          ----------        -----------        -------------       ------------     ---------------    -----------
Balance,
  December 31, 2005           1,000         $         1           5,764,786        $       577        $ 4,399,735      $ 1,330,756

Conversion of Series A
  Preferred Stock            (1,000)                 (1)         29,649,064              2,964             (2,963)            --

Net income

Appropriation of
  Reserve funds                                                                                                            102,236

Foreign currency               --                  --                  --                 --                 --               --
  translation
                        ----------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2006            --           $      --            35,413,850        $     3,541        $ 4,396,772      $ 1,432,992

Net income

Appropriation of
  Reserve funds                                                                                                            308,723

Foreign currency               --                  --                  --                 --                 --               --
  translation

Balance,
  December 31, 2007            --           $      --            35,413,850        $     3,541        $ 4,396,772      $ 1,741,715
                        ==========================================================================================================






                                           Other         Total
                          Retained     Comprehensive  Shareholders'
                          Earnings        Income        Equity
                         -----------   ------------  -------------
Balance
  December 31, 2005      $ 3,745,588   $   244,550   $ 9,721,207

Conversion of Series A
  Preferred Stock

Net income                   632,960                     632,960

Appropriation of
  Reserve funds             (102,236)                        --

Foreign currency                --         390,808       390,808
  translation
                         ---------------------------------------
Balance,
  December 31, 2006      $ 4,276,312   $   635,358   $10,744,975

Net income                 1,762,041                   1,762,041

Appropriation of
  Reserve funds                                         (308,723)

Foreign currency                --         929,608       929,608
  translation
                         ---------------------------------------
Balance,
  December 31, 2007      $ 5,729,630   $ 1,564,966   $13,436,624
                         =======================================


See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                                                 FOR YEARS ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                     2007           2006
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                        $ 1,762,041    $   632,960
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities
   Depreciation and amortization                                      248,581        238,184
   Bad debt adjustment                                                 (1,496)        (7,459)
   Loss on disposal of fixed assets                                   342,127         71,715
   Minority interest                                                  158,235         63,486
   Changes in operating assets and liabilities:
    Accounts receivable                                              (291,558)       376,593
    Inventories                                                      (161,894)       184,503
    Advance to suppliers                                             (732,019)      (476,344)
    Prepayments and other current assets                               25,905         25,598
    Accounts payable and accrued expenses                             287,326        188,666
    Taxes payable                                                     433,419        109,995
    Other current liabilities                                           3,794       (137,468)
                                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,074,461      1,270,429
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for the deposit for purchase of fixed assets                   --         (991,301)
  Proceeds from return the deposit for purchase of fixed assets        25,628           --
  Payment for purchase of equipment                                    (5,945)        (8,339)
  Payment for deposit for acquisition                              (1,370,877)          --
  Payment for machinery improvement                                      --          (70,476)
  Payment for the deposit for purchase of intangible assets        (1,370,877)          --
  Payment for construction in progress                             (1,253,703)    (1,383,888)
  Proceeds from repayment of loan to related party                       --          978,910
  Advance to unrelated party                                             --       (1,922,067)
  Proceeds from repayment of unrelated party                        1,922,067           --
                                                                  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                              (2,053,708)    (3,397,162)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loan                                       534,642        896,964
  Payment of short-term loan                                         (959,614)      (371,738)
  Payments to stockholders/officers                                  (419,543)       (33,664)
  Receipts from stockholders/officers                                 455,559      1,535,640
                                                                  -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (388,956)     2,027,202
                                                                  -----------    -----------

Net Decrease in Cash and Equivalents                                 (368,203)       (99,531)
Effect of Exchange Rate Changes on Cash                               170,866         89,490
Cash and Equivalents at Beginning of Period                           564,733        574,774
                                                                  -----------    -----------
Cash and Equivalents at End of Period                             $   367,396    $   564,733
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                   $    70,923    $    22,821
                                                                  ===========    ===========
  Income taxes paid                                               $   153,007    $   167,158
                                                                  ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
    Fixes assets transferred out for reward                       $      --      $     5,249
                                                                  ===========    ===========

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the year ended December 31, 2005, the Company, through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. ("Cork I&E"), a PRC corporation engages in cork trading businesses.


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

ADVERTISING COSTS

Advertising costs are booked as expenses as incurred. The Company incurred $237,369 and $43,902 for the years ended December 31, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $471 and $658 for the years ended December 31, 2007 and 2006, respectively.

CASH AND EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity date of three months or less from when purchased, to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, advances to suppliers, prepayments and other current assets, accounts payable, accrued expenses, loan payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's loans payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements on December 31, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a noncontrolling interst in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141R (revised 2007), "Business Combinations" which replaces FASB Statement No. 141,"Business Combinations". The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting - the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

Inventories on December 31, 2007 and 2006 consisted of the following:

                                         December 31,
                               ---------------------------
                                  2007              2006
                               ----------        ---------
Raw Materials                  $  536,319        $ 377,890
Working in progress               103,395          121,153
Finished goods                    249,932          185,697
Packaging and other                30,494           13,434
                               ----------        ---------
Total                          $  920,140        $ 698,174
                               ==========        =========



As of December 31, 2007 and 2006, property and equipment consisted of the following:

                                                         December 31,
                                     Estimated    --------------------------
                                        Life        2007             2006
                                     ---------    ----------      ----------
Building and improvement               27-35      $1,507,241      $1,807,843
Manufacturing equipment                  1-8       1,128,887       1,115,102
Office furniture and equipment             5          28,575          25,765
Vehicle                                  2-8          11,716          10,951
Machinery improvement                      3          75,398          70,476
                                                  ----------      ----------
Subtotal                                           2,751,817       3,030,137
Less: Accumulated depreciation                       996,987         823,033
                                                  ----------      ----------
Total                                             $1,754,830      $2,207,104
                                                  ==========      ==========

For the years ended December 31, 2007 and 2006, depreciation expenses amounted to $244,003 and $233,817, respectively. Loss on disposal of fixed assets for the years ended December 31, 2007 and 2006 were $342,127 and $71,715, respectively.

6.       DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase a factory's fix assets from an unrelated company without disclosing its own identity. The purchase was arranged through an agent who is not affiliated with the Company. $1,793,929 (equivalent to RMB 14,000,000) deposit was paid to the agent as of December 31, 2006 and $1,891,810 (equivalent to RMB 13,800,000) was paid to the agent as of the year ended December 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.

7.       DEPOSIT FOR PURCHASE OF INTANGIBLE ASSETS

In order to grow its own raw material in the future, the Company intends to purchase the right to use a parcel of land from an unrelated company in the ShaanXi Baoji district of PRC. This "right to use" is based on the principal in the PR that while one can own the buildings situated on the land except for the government, one cannot own the land itself in perpetuity. Commercial land can be used for a period of no more than fifty (50) years, unless extended (whereby a fee is required to be paid to extend). The total purchase price is $5,181,915 (equivalent to RMB 37,800,000) of which a $1,370,877 (equivalent to RMB 10,000,000) deposit was paid to this company as of December 31, 2007. A closing date for the transfer of the property has not been scheduled as of yet, however, the Company is obligated to pay the remaining balance of $3,811,038 (equivalent to RMB27,800,000) within seven days after the property transfer.

8.       DEPOSIT FOR ACQUISITION

As discussed in the preceding Note, the Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. ("SHCM"). The purchase price of SHCM shall not exceed $2,741,754 (RMB20 million). As of December 31, 2007, the Company paid a $1,370,877 (equivalent to RMB10 millions) deposit to SHCM. SHCM is a manufacturer for cork products and is one of the Company's current cork raw material providers.

9.       CONSTRUCTION IN PROGRESS

In order to create a consistent supply of rental incomes, in June 2006, the Company began a project to build a student dormitory building in its entertainment facility area; YuLeYuan in ShaanXi District of China This property is located near a university which is attractive to the Company's location. The basic construction of the building was completed during the quarter ended September 30 2007. Commencing in July 2007, the Company provided the internal decorations for this student dormitory, and the Company expects to have it completed in the second quarter of year 2008. As of December 31, 2007, the Company had accrued costs of $2,204,922 (equivalent to RMB16,084,027) for the basic construction and internal decoration.

In order to increase production capacity, the Company started to build a fifth workshop on its leased land during the third quarter of 2007 As of December 31, 2007, the Company expended $616,895 (equivalent to RMB 4,500,000) on the fifth workshop construction The Company expects to complete this construction project in the second quarter of year 2008.

10.      INVESTMENT - AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,919,228 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.

11.      LAND USE RIGHT

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. On December 31, 2007 and 2006, land use right at cost, less accumulated amortization consisted of the following:

                                                   December 31,
                                          ---------------------------
                                             2007             2006
                                          ---------         ---------
Land use right                            $ 190,901         $ 179,437
Less: Accumulated amortization               29,828            23,419
                                          ---------         ---------
  Total                                   $ 161,073         $ 156,018
                                          =========         =========


For the years ended December 31, 2007 and 2006, amortization expense amounted to $4,578 and $4,367, respectively. The amortization expenses for the next five years are as follows:

    2008                                            $4,578
    2009                                             4,578
    2010                                             4,578
    2011                                             4,578
    2012                                             4,578

12.      LOANS PAYABLE

Loans payable as of December 31, 2007 and 2006 consisted of the following:


                                                                                         December 31,
                                                                                    -----------------------
                                                                                      2007          2006
                                                                                    ---------     ---------
On October 26, 2006, the Company obtained a short-term loan $627,875 (equivalent to RMB4,900,000) from Xian Lan Hu Valley Trust Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 0.714% per month. On
November 16, 2006, the Company had paid principal $115,324 (equivalent to
RMB900,000) back to bank, and the rest of loan balance $512,551 (equivalent to
RMB4,000,000) was paid back to the bank on Novermber 30, 2007. On the same day, the company borrowed $534,642 (equivalent to RMB3,900,000) from the same bank again, but the new interest rate had been increased to 8.37/oo per month. The expiration date for this new short-term loan is May 30, 2008.
                                                                                    $ 534,642     $ 512,551

On December 15, 2006, the Company obtained a short-term loan $384,413
(equivalent to RMB3,000,000) from Hua Xia Bank Xian Branch by pledging the
Company's land use right in YuLerYuan with bank. The loan accrues interest at an original of rate 7.956% per year, however, was increased to 8.541% per year commencing from April 1, 2007 and the whole principal of loan had been paid off
on September 4, 2007.                                                                 --            384,413
                                                                                    ---------     ---------
         Total Loan Payable                                                         $ 534,642     $ 896,964
                                                                                    =========     =========


13.      TAX PAYABLE

The Company and its U. S. subsidiary will file consolidated Federal income tax and state franchise tax returns. Its PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.
Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech Manufacturing Enterprise" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech Manufacturing Enterprise. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income has been subject to a 15% tax starting from January 1, 2005. CIE is not "High Tech Manufacturing Enterprise" approved by China State Council, thus its income is subject to 33% tax rate.

On December 31, 2007 and 2006, taxes payable consisted the following:


                                                              December 31,
                                                       -------------------------
                                                         2007             2006
                                                       --------         --------
Value-added tax                                        $393,969         $238,207
Corporate income tax provision                          235,465           29,246
Local taxes and surcharges                               83,330           16,768
Franchise tax                                            55,000             --
                                                       --------         --------
Total                                                  $767,764         $284,221
                                                       ========         ========


14.      DUE TO STOCKHOLDERS/OFFICERS

Amounts due to a stockholder/officer are unsecured, non-interest bearing and due on demand. As of December 31, 2007 and 2006, the total net amounts due to the stockholder/officer were $166,199 and $121,684, respectively, which represented the net amounts lent by shareholders/officers to the Company.

15.      STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company's common stock and (ii) 1,000 shares of the Company's Series A Preferred Stock,. In November 2005, the Company filed and circulated to its shareholders the Information Statement which permitted the Company, among other things, to (i) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (ii) approve one for six reverse split as to all outstanding shares of common stock of the Company, effective as to holders of record of shares of common stock on December 9, 2005, (iii) approve a stock option, SAR and stock bonus plan for the directors, officers, employees and consultants of the Company. A certificate of amendment officially increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company's common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issued upon conversion of the preferred stock. As a result, the total issued and outstanding shares of the Company's common stock were 35,413,850 as of December 31, 2007.

All net income per share amounts has been restated to reflect the reverse stock split.

16.      LEASE COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2008 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of December 31, 2007.

For the Year Ending December 31,
2008                                                               $   38,004
2009                                                                   15,781
2010                                                                   15,781
2011                                                                   15,781
2012                                                                   15,781
Thereafter                                                            549,696
                                                                   ----------
TOTAL MINIMUN RENTAL PAYMENTS REQUIRED                             $  650,824
                                                                   ==========


Rent and properties maintenance expenses amounted to $38,004 and $36,370 for the years ended December 31, 2007 and 2006, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of December 31, 2007.

For the Year Ending December 31,
2008                                                              $  315,615
2009                                                                 315,615
2010                                                                  92,931
                                                                  ----------
TOTAL MINIMUN RENTAL PAYMENTS REQUIRED                            $  724,161
                                                                  ==========


Patent lease expenses amounted to $315,615 and $212,402 for the years ended December 31, 2007 and 2006, respectively.

17.      FOREIGN SUBSIDIARIES

OPERATIONS

Substantially all of the Company's operations are carried out through its subsidiary located in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

DIVIDENDS AND RESERVES

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

As of December 31, 2007, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $1,741,715 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

                                     HANKERSEN INTERNATIONAL CORP.

                                     BY: /S/ PENGCHENG CHEN
                                     ---------------------------------
                                     Pengcheng Chen, Chief Executive Officer

DATE:  March ___, 2008

         Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

NAME                        TITLE(S)                            DATE

/s/ Fangshe Zhang          Chairman                        March 28, 2008
------------------
Fangshe Zhang

/s/ Pengcheng Chen         Chief Executive Officer/        March 28, 2008
------------------         Director
Pengcheng Chen

/s/ Yi Tong                                                March 28, 2008
------------------         Chief Financial Officer/
Yi Tong                    Director

/s/ Yi Zhang                                               March 28, 2008
------------------         Chief Operating Officer
Yi Zhang

/s/ Pingjun Zhang
------------------         Chief Technical Officer         March 28, 2008
Pingjun Zhang

/s/ Genshe Bai
------------------         Director                        March 28, 2008
Genshe Bai

/s/ Shengli Liu
------------------         Director                        March 28, 2008
Shengli Liu