Form 10QSB
period 2008-03-31
HanKersen International Corp.
filed 2008-05-15
CIK 1104040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        March 31, 2008

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|           Accelerated filer          |_|
 Non-accelerated filer   |_|           Smaller reporting company  |X|

                  (Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).      Yes   |_|     No |X|

The number of shares of common stock, par value $.0001 per share, outstanding as of May 13, 2008 was 35,413,850.

                          HANKERSEN INTERNATIONAL CORP.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED March 31, 2008

                                      INDEX




                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION


Item 1:           Financial Statements                                        1
Item 2:           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                           12

Item 3:           Quantitative and Qualitative Disclosures
                        About Market Risk                                    18
Item 4T:          Controls and Procedures                                    18


                           PART II - OTHER INFORMATION


Item 1:           Legal Proceedings                                          19
Item 1A:          Risk Factors                                               19
Item 2:           Unregistered Sales of Equity Securities and
                        Use of Proceeds                                      19
Item 3:           Defaults Upon Senior Securities                            19
Item 4:           Submission of Matters to a Vote of Security Holders        19
Item 5:           Other Information                                          19
Item 6:           Exhibits                                                   20
                  Signatures                                                 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
                                                        MARCH 31, 2008   DECEMBER 31, 2007
                                                          Unaudited           Audited
Assets                                                  --------------   -----------------
Current Assets
  Cash and equivalents                                  $   528,466      $   367,396
  Accounts receivable, net of allowance for
    doubtful accounts of $13,057 and
    $12,210 respectively                                  2,598,312        2,429,772
  Inventories                                               563,477          920,140
  Advance to suppliers                                    2,450,070        2,375,174
  Prepayments and other current assets                       21,617           16,111
                                                        -----------      -----------
    Total Current Assets                                  6,161,942        6,108,593

Property and Equipment - Net                              1,767,696        1,754,830
Deposit for Purchase of Fixed Assets                      1,968,055        1,891,810
Deposit for Purchase of Intangible Assets                 1,426,127        1,370,877
Deposit for Acquisition                                   1,426,127        1,370,877
Construction in Progress                                  2,935,543        2,821,817
Investment - At Cost                                      1,996,577        1,919,228
Land Use Right - Net                                        166,323          161,073
                                                        -----------      -----------

    Total Assets                                         17,848,390       17,399,105
                                                        ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and accrued expenses                     871,659          956,519
  Loan payable                                              556,189          534,642
  Taxes payable                                             242,144          767,764
  Due to stockholders/officers                              172,897          166,199
  Other current liabilities                                   6,889           15,039
                                                        -----------      -----------
    Total Current Liabilities                             1,849,778        2,440,163

Minority Interest                                         1,557,418        1,522,318

Stockholders' Equity
  Series A preferred stock, $0.0001 par value,
    5,000,000 shares authorized,
    zero shares issued and outstanding, respectively           --               --
  Common stock, $0.0001 par value, 200,000,000 shares
    authorized, 35,413,850 issued and outstanding,
    respectively                                              3,541            3,541
  Additional paid-in capital                              4,396,772        4,396,772
  Reserve funds                                           1,741,715        1,741,715
  Retained earnings                                       6,119,812        5,729,630
  Accumulated other comprehensives income                 2,179,354        1,564,966
                                                        -----------      -----------

    Total Stockholders' Equity                           14,441,194       13,436,624
                                                        -----------      -----------

    Total Liabilities and Stockholders' Equity          $17,848,390      $17,399,105
                                                        ===========      ===========

See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                 For Three Months Ended March 31,
                                                 --------------------------------
                                                      2008               2007
                                                   ------------     ------------
                                                    Unaudited         Unaudited

Revenues                                           $  2,516,345     $  1,726,327

Cost of Goods Sold                                    1,683,099        1,327,282
                                                   ------------     ------------

Gross Profit                                            833,246          399,045

Operating Expenses
  Selling expenses                                      279,294          200,841
  General and administrative expense                     73,469          114,803
                                                   ------------     ------------

Total Operating Expenses                                352,763          315,644
                                                   ------------     ------------

Income From Operations                                  480,483           83,401
                                                   ------------     ------------

Other Income (Expense)
  Interest (expense) income, net                        (12,553)          38,190
  Other income, net                                      34,143           17,752
                                                   ------------     ------------

Total Other Income                                       21,590           55,942
                                                   ------------     ------------

Income Before Taxes and Minority Interest               502,073          139,343

Income Tax Provision                                     76,791           20,881
                                                   ------------     ------------

Income Before Minority Interest                         425,282          118,462

Minority Interest                                        35,100            9,069
                                                   ------------     ------------

Net Income                                         $    390,182     $    109,393

Other Comprehensive Income:
Foreign Currency Translation Gain                       614,388           41,087
                                                   ------------     ------------

Comprehensive Income                               $  1,004,570     $    150,480
                                                   ============     ============

Net Income Per Common Share
  - Basic                                          $       0.01     $       0.00
                                                   ============     ============
  - Diluted:                                       $       0.01     $       0.00
                                                   ============     ============

Weighted Common Shares Outstanding*
  - Basic                                            35,413,850       35,413,850
                                                   ============     ============
  - Diluted:                                         35,413,850       35,413,850
                                                   ============     ============

*As restated to reflect recapitalization and the subsequent reverse stock split.

 See notes to consolidated financial statements.


HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                              2008          2007
                                                          -----------    -----------
                                                            Unaudited     Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                $   390,182    $   109,393
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Depreciation and amortization                               57,860         61,970
   Bad debt adjustment                                           (347)        (1,906)
   Minority interest                                           35,100          9,069
   Changes in operating assets and liabilities:
    Accounts receivable                                       (68,220)       299,331
    Inventories                                               378,493         44,676
    Advance to suppliers                                       20,022        214,246
    Prepayments and other current assets                       (4,669)         7,106
    Accounts payable and accrued expenses                    (118,629)      (108,216)
    Customer deposits                                            --           78,073
    Taxes payable                                            (535,001)        85,594
    Other current liabilities                                  (8,417)           188
                                                          -----------    -----------
                                                              146,374        799,524
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for deposit for acquisition                            --         (453,180)
  Payment for purchase of equipment                              --             (414)
  Payment for advance to unrelated party                         --          (90,636)
  Proceeds from repayment of advance to unrelated party          --        1,922,067
                                                          -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        --        1,377,837
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to stockholders/officers                              --           (3,769)
                                                          -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES                          --           (3,769)
                                                          -----------    -----------

Net Increase in Cash and Equivalents                          146,374      2,173,592
Effect of Exchange Rate Changes on Cash                        14,696         33,390
Cash and Equivalents at Beginning of Period                   367,396        564,733
                                                          -----------    -----------
Cash and Equivalents at End of Period                     $   528,466    $ 2,771,715
                                                          ===========    ===========

See notes to consolidated financial statements.

HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES
(FORMERLY KUSHI NATURAL FOODS CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

A) INTERIM FINANCIAL STATEMENTS:

The unaudited consolidated financial statements of Hankersen International Corp. and subsidiaries, f/k/a Kushi Natural Foods Corp and subsidiaries., (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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


In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Kushi Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of the Company.


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


Kushi Sub, Inc., the surviving entity in the merger with Hanxin International, has no other business activities but owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002. Both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company's activities are conducted through Hanxin.

During the year ended December 31, 2005, the Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd ("CIE"), a PRC corporation engaged in cork trading businesses.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan.

C) USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2008 and 2007 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

D)    RECENT ACCOUNTING PRONOUNCEMENTS:


In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

      In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141R (revised 2007), "Business Combinations" which replaces FASB Statement No. 141, "Business Combinations". The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting - the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

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

2.    INVENTORIES

Inventories as of March 31, 2008 and December 31, 2007, consisted of the following:

                                      March 31, 2008    December 31, 2007
                                      --------------    -----------------
                                        Unaudited           Audited
Raw materials                           $240,071           $536,319
Work in process                          101,309            103,395
Finished goods                           201,687            249,932
Packaging and other                       20,410             30,494
                                        --------           --------
Total                                   $563,477           $920,140
                                        ========           ========

3.    PROPERTY AND EQUIPMENT

As of March 31, 2008 and December 31, 2007, property and equipment consisted of the following:


                                       Estimated Life   March 31, 2008    December 31, 2007
                                                          Unaudited           Audited
                                      ------------------------------------------------------
Building and improvement                   27-35          $1,567,986       $1,507,241
Manufacturing equipment                      1-8           1,174,384        1,128,887
Office furniture and equipment                 5              29,727           28,575
Vehicle                                      2-8              12,188           11,716
Machinery improvement                          3              78,437           75,398
                                                          ----------       ----------
Subtotal                                                   2,862,722        2,751,817
Less: Accumulated depreciation                             1,095,026          996,987
                                                          ----------       ----------
Total                                                     $1,767,696       $1,754,830
                                                          ==========       ==========



For the three months ended March 31, 2008 and 2007, depreciation expenses amounted to $56,645 and $60,848, respectively.

4.    DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent who is not affiliated with the Company. $1,968,055 (equivalent to RMB
13.8 million) was paid to the agent as of the quarter ended March 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50 million that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.


5.    DEPOSIT FOR PURCHASE OF INTANGIBLE ASSETS

In order to grow its own raw material in the future, the Company intends to purchase the right to use a parcel of land from an unrelated company in the ShaanXi Baoji district of PRC. This "right to use" is based on the principal in the PR that while one can own the buildings situated on the land except for the government, one cannot own the land itself in perpetuity. Commercial land can be used for a period of no more than fifty (50) years, unless extended (whereby a fee is required to be paid to extend). The total purchase price is $5,390,759 (equivalent to RMB 37.8 million) of which a $1,426,127 (equivalent to RMB 10 million) deposit was paid to this company as of March 31, 2008. A closing date for the transfer of the property has not been scheduled as of yet, however, the Company is obligated to pay the remaining balance of $3,964,632 (equivalent to RMB 27.8 million) within seven days after the property transfer.

6.    DEPOSIT FOR ACQUISITION


The Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. ("SHCM"). The purchase price of SHCM shall not exceed $2,852,253 (RMB 20 million). As of the quarter ended March 31, 2008, the Company had paid the deposits $1,426,127 (equivalent to RMB 10 million) to SHCM. SHCM is a manufacturer for cork products and is one of the Company's current cork raw materials providers.


7.    CONSTRUCTION IN PROGRESS

In order to create a consistent supply of rental incomes, commencing from June 2006, the Company began a project to build a student dormitory building in its entertainment facility area; YuLeYuan in ShaanXi District of China This property is located near a university which is attractive to the Company's location. The basic construction of the building was completed during the quarter ended September 30 2007. Commencing in July 2007, the Company provided the internal decorations for this student dormitory, and the Company expects to have it completed in the second quarter of year 2008. As of March 31, 2008, the Company had accrued costs of $2,293,786 (equivalent to RMB 16,084,027) for the basic construction and internal decoration.

In order to increase production capacity, the Company started to build a fifth workshop on its leased land during the third quarter of 2007. As of March 31, 2008, the Company expended $641,757 (equivalent to RMB 4.5 million) on the fifth workshop construction The Company expects to complete this construction project in the second quarter of year 2008.

As of March 31, 2008 and December 31, 2007, construction in progress consisted of the following:

                                           March 31, 2008      December 31, 2007
                                           --------------      -----------------
                                              Unaudited             Audited
Dormitory construction and decoration         $2,293,786         $2,204,922
Fifth workshop construction                      641,757            616,895
                                              ----------         ----------
   Total                                      $2,935,543         $2,821,817
                                              ==========         ==========

8.    INVESTMENT - AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. ("DeRong"), a PRC corporation, for $1,996,577 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

9.    LAND USE RIGHT

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. As of March 31, 2008 and December 31, 2007, land use right at cost, less accumulated amortization consisted of the following:

                                           March 31, 2008   December 31, 2007
                                           --------------   -----------------
                                              Unaudited         Audited
Land use right                                $198,594         $190,901
Less: Accumulated amortization                  32,271           29,828
                                              --------         --------
Total                                         $166,323         $161,073
                                              ========         ========

For the three months ended March 31, 2008 and 2007, amortization expense amounted to $ 1,215 and $1,122, respectively.

The amortization expense for the next five years is as follows:

    2009                                            $4,860
    2010                                             4,860
    2011                                             4,860
    2012                                             4,860
    2013 and thereafter                              4,860

10.   LOAN PAYABLE

Loan payable as of March 31, 2008 and December 31, 2007, consisted of the following:

                                                                                  March 31, 2008   December 31, 2007
                                                                                  --------------   -----------------
                                                                                     Unaudited           Audited


On October 26, 2006, the Company obtained a short-term loan $627,875 (equivalent at that time to RMB4.9 millions) from Xian Lan Hu Valley Trust Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 0.714% per month. On November 16, 2006, the Company had paid principal $115,324 (equivalent at that time to RMB0.9 millions) back to bank, and the rest of loan balance
$512,551 (equivalent at that time to RMB4 millions) was paid back to the bank on
November 30, 2007. On the same day, the company borrowed $556,189 (equivalent to
RMB3.9 millions) from the same bank again, but the new interest rate had been increased to 8.37/oo per month. The expiration date for this new short-term loan is May 30, 2008.
                                                                               $  556,189          $    534,642
                                                                               ----------          ------------
  Total Loan Payable                                                           $  556,189          $    534,642
                                                                               ==========          ============




11.   TAX PAYABLE

The Company and its U. S. subsidiary will file consolidated Federal income tax and state franchise tax returns. Its PRC subsidiaries file income tax returns under the Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.


Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as a "High Tech Manufacturing Enterprise" located in a State "High Tech Zone" approved by the China State Council. Hanxin is qualified as a High Tech Manufacturing Enterprise. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. CIE is not "High Tech Manufacturing Enterprise" approved by China State Council, thus its income is subject to a 33% tax rate. Commencing from January 2008, based on the new regulation in the PRC, CIE's income became subject to 25% income tax rate.



As of March 31, 2008 and December 31, 2007, taxes payable consisted the following:

                                            March 31, 2008   December 31, 2007
                                            --------------   -----------------
                                               Unaudited        Audited
Value-added tax                                 $134,067         $393,969
Corporate income tax provision                    34,845          235,465
Local taxes and surcharges                         9,982           83,330
Franchise tax                                     63,250           55,000
                                                --------         --------
   Total                                        $242,144         $767,764
                                                ========         ========

12.   DUE TO STOCKHOLDERS/OFFICERS

Amounts due to a stockholders/officers are unsecured, non-interest bearing and due on demand. As of March 31, 2008 and December 31, 2007, the total net amounts due to the stockholders/officers were $172,897 and $166,199, respectively, which represented the net amounts lent by shareholders/officers to the Company.


13.   STOCKHOLDERS EQUITY


On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company's common stock and (ii) 1,000 shares of the Company's Series A Preferred Stock.

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


On September 1, 2006, 1,000 shares of Series A preferred stock were converted into 29,530,937 shares of the Company's common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock As a result, the total amount of issued and outstanding shares of the Company's common stock was 35,413,850 as of March 31, 2008.


All net income per share amounts has been restated to reflect the reverse stock split.


14.   LEASE COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2008 and October, 2047 respectively. In order to assure increasing products, the company also leases two lands use rights and buildings under operating lease agreements that are expiring on July 31 and November 30, 2008 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of March 31, 2008.

For the Quarter Ending March 31,
2009                                                 $ 132,246
2010                                                    16,755
2011                                                    16,755
2012                                                    16,755
2013                                                    16,755
Thereafter                                             579,431
                                                     ---------
  Total minimum rental payments required             $ 778,697
                                                     =========

Rent and properties maintenance expenses amounted to $36,170 and $9,311 for the three months ended March 31, 2008 and 2007, respectively.


The Company also leases three patents right from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of March 31, 2008.

For the Quarter Ending March 31,
2009                                                              $  335,093
2010                                                                 335,093
2011                                                                  14,893
                                                                  ----------
  Total minimum rental payments required                          $  685,079
                                                                  ==========


Patent lease expenses amounted to $83,773 and $77,327 for three months ended March 31, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2008.

OVERVIEW

      The Company, f/k/a Kushi Natural Foods Corp., was incorporated under the laws of the State of Delaware on August 1, 1996. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. ("KMC") with American Phoenix Group, Inc. ("APGI") in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the "Kushi Cuisine"). This business was not successful and management determined that it would be in the shareholder's interest for KMC to operate a different business. In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Kushi Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for 24,000,000 shares of common stock and 1,000 shares of the Series A Preferred Stock, which such shares converted into 29,530,937 shares of common stock. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International currently own 95% of the outstanding shares of the Company's common stock.

      Kushi Sub, the surviving entity of the merger with Hanxin International, has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002. Both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company's operating and business activities are conducted through Hanxin.


BUSINESS OVERVIEW

      The Company, through its subsidiaries, engages in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

     Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2007 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman who is also a principal shareholder currently owns four cork processing technology related patents in China, and has licensed three of them to Hanxin.

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

      A summary of significant accounting policies is included in Note 1 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition

         The Company record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 2 to 35 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007


                                            FOR THREE MONTHS ENDED MARCH 31,
                                            --------------------------------
                                               2008            2007         (Decrease)/ Increase
                                            ----------      ----------      ---------------------
                                             Unaudited       Unaudited

Revenues                                    $ 2,516,345     $ 1,726,327        790,018        46%
Cost of Goods Sold                            1,683,099       1,327,282        355,817        27%
Gross Profit                                    833,246         399,045        434,201       109%
Gross Profit Percentage                           33.11%          23.12%
Operating Expenses
  Selling expenses                              279,294         200,841         78,453        39%
  General and administrative expense             73,469         114,803        (41,334)      -36%
                                            -----------     -----------
Total Operating Expenses                        352,763         315,644         37,119        12%
                                            -----------     -----------
Income From Operations                          480,483          83,401        397,082       476%
                                            -----------     -----------
Other Income (Expense)
  Interest income, net                          (12,553)         38,190        (50,743)     -133%
  Other income, net                              34,143          17,752         16,391        92%
                                            -----------     -----------
Total Other Income                               21,590          55,942        (34,352)      -61%
Income Before Taxes and Minority Interest       502,073         139,343        362,730       260%
Income Tax Provision                             76,791          20,881         55,910       268%
                                            -----------     -----------
Income Before Minority Interest                 425,282         118,462        306,820       259%
Minority Interest                                35,100           9,069         26,031       287%
                                            -----------     -----------
Net Income                                  $   390,182     $   109,393        280,789       257%
                                            ===========     ===========


REVENUES

For the three months ended March 31, 2008, our revenues were $2,516,345 as compared to $1,726,327 for the three months ended March 31, 2007, an increase of $790,018 or approximately 46%. The reason for the increase is primarily due to our selling efforts, increased sales of our major finished goods (wood materials and floors) increased as compared to the sales quantities for the three months ended March 31, 2007. Also we increased our unit sales prices by 20% starting in October 2007. For the three months ended March 31, 2008, our revenues from wood materials and floor sales were $112,879 and $487,631 more than the revenue from sales of those items during the three months ended March 31, 2007, respectively. Even though we had decreased sales on the wood paper products, this was offset by the increase amount in boards for the first quarter ended March 31, 2007.

COST OF SALES AND GROSS PROFIT

         For the three months ended March 31, 2008, cost of sales amounted to $1,683,099 or 66.9% of net revenues as compared to cost of sales of $1,327,282 or 76.9% of net revenues for the three months ended March 31, 2007. This decrease was primarily due to reduction of waste of materials and improved machinery and equipment used. Gross profit for the three months ended March 31, 2008 was $833,246 or 33.1% of revenues, as compared to $399,045 or 23.1% of revenues for the three months ended March 31, 2007.


OPERATING EXPENSES

         Our operating expenses increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. For the three months ended March 31, 2008, total operating expenses were $352,763 as compared to $315,644 for the three months ended March 31, 2007, an increase of $37,119 or 12%. This increase was attributable to an increase in selling expenses, freight cost, and commissions associated with our increased revenues. Under our strict control, the decrease in general and administrative costs was primarily attributable to decreases in employees' salaries and benefits, entertainment, office fee and professional fees.


OTHER INCOME (EXPENSES)

         For the three months ended March 31, 2008, other income, net, amounted to $21,590 as compared to $55,942 for the three months ended March 31, 2007. Other income for the three months ended March 31, 2008 and 2007 is related to the income received from the rental of our entertainment facility. This rental income was offset by an additional $8,250 franchise tax accrued during the first quarter of 2008.

         For the three months ended March 31, 2008, net interest expense was $(12,553) as compared to net interest income of $38,190 for the three months ended March 31, 2007, a decrease of $50,743. This decrease was primary attributable to loans made to its unrelated party from October 2006 to March 2007, and the loans from Xian Lan Hu Valley Trust Bank on October 26, 2006, and November 30, 2007.

INCOME TAX

         Our income taxes increased by $55,910 to $76,791 for the three months ended March 31, 2008 compared to $20,881 for the three months ended March 31, 2007. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE was subject to 25% and 33% corporate income taxes for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Operating working capital (accounts receivable plus inventories less accounts payable and accrued expenses) decreased by $103,263 from $2,393,393 as of December 31, 2007 to $2,290,130 as of March 31, 2008. The decrease was primarily due to a decrease in inventories for amount of $356,663 during the first quarter of year 2008 as compared the first quarter of year 2007.

            Cash provided by operating activities was $146,374 for the three months ended March 31, 2008 as compared to $799,524 provided for the three months ended March 31, 2007. The decrease in cash provided by operating activities for the three months ended March 31, 2008 was primarily due to tax paid more during the first quarter ended March 31, 2008.

            Cash provided by investing activities was $0 for the three months ended March 31, 2008 as compared to $1,377,837 for the three months ended March 31, 2007. This change was due primarily from the result of $1,922,067 of proceeds received from repayment of an advance to unrelated party during the first quarter ended March 31, 2007.

            With approximately $4.3 million of net working capital (total current assets deduct total current liabilities) as of March 31, 2008 and positive cash in flow operating results, the Company believes it will have sufficient resources to finance its operations for the coming year. The Company has experienced an increase in backorders due to an increase in demand for our products. To satisfy these orders, the Company will need more funds to reserve more raw materials, produce more finished goods, and purchase additional equipment to increase the Company's production capacity. The Company is looking for fund raising during year 2008 to help meet this heightened demand for our products.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

           Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

            EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer, Pangcheng Chen, and Chief Financial Officer, Yi Tong, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 1A. Risk Factors

         A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
-------  ----------------
31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HANKERSEN INTERNATIONAL CORP.


Dated:   May 14, 2008               By:  /s/ PENGCHENG CHEN
                                        ----------------------------------------
                                        Pengcheng Chen, Chief Executive Officer


                                    By:  /S/ YI TONG
                                        ----------------------------------------
                                         Yi Tong, Chief Financial Officer