Form 10-Q
period 2008-06-30
HanKersen International Corp.
filed 2008-08-19
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the transition period from:

Commission file number 000-30115

ASIA CORK INC.
(Exact name of Small Business Issuer as specified in its charter.)

DELAWARE	13-3912047
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, A Tower of Chuang Xin
Information Building
No. 72 Second Keji Road, Hi Tech Zone, Xi’An, Shaanxi 710075 P.R. CHINA
(Address of principal executive offices, including zip code)

(011) 86-13301996766
(Issuer’s telephone number, including area code)

(Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 15, 2008 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

Part I
Financial Information

Item 1.	Financial Statements

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Assets
Current Assets
Cash and equivalents	$468,219	$367,396
Accounts receivable, net of allowance for doubtful accounts of $15,571 and $12,210, respectively	3,098,688	2,429,772
Inventories	2,342,743	920,140
Advance to suppliers	2,829,540	2,375,174
Prepayments and other current assets	85,827	16,111
Total Current Assets	8,825,017	6,108,593

Property and Equipment - Net	4,157,235	1,754,830
Deposit for Purchase of Fixed Assets	2,011,926	1,891,810
Deposit for Purchase of Intangible Assets	1,457,917	1,370,877
Deposit for Acquisition	1,457,917	1,370,877
Construction in Progress	689,595	2,821,817
Investment - At Cost	2,041,084	1,919,228
Intangible Assets- Net	172,961	161,073

Total Assets	20,813,652	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,326,121	956,519
Loan payable	437,375	534,642
Convertible note	700,000	-
Customer deposit	147,133	-
Taxes payable	795,880	767,764
Due to stockholders/officers	176,751	166,199
Other current liabilities	24,554	15,039
Total Current Liabilities	3,607,814	2,440,163

Total Liabilities	3,607,814	2,440,163

Minority Interest	1,617,564	1,522,318

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,413,850 issued and outstanding, respectively	3,541	3,541
Additional paid-in capital	4,400,971	4,396,772
Reserve funds	1,741,715	1,741,715
Retained earnings	6,881,487	5,729,630
Accumulated other comprehensives income	2,560,560	1,564,966

Total Stockholders' Equity	15,588,274	13,436,624

Total Liabilities and Stockholders' Equity	$20,813,652	$17,399,105

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$6,366,384	$3,550,064	$8,882,729	$5,276,391

Cost of Goods Sold	4,173,021	2,580,974	5,856,120	3,908,256

Gross Profit	2,193,363	969,090	3,026,609	1,368,135

Operating Expenses
Selling expenses	832,792	384,473	1,112,086	585,314
General and administrative expense	341,248	87,284	414,717	202,087

Total Operating Expenses	1,174,040	471,757	1,526,803	787,401

Income From Operations	1,019,323	497,333	1,499,806	580,734

Other Income (Expense)
Interest (expense) income, net	(19,835)	(16,120)	(32,388)	22,070
Other (expense) income, net	(29,177)	18,716	4,966	36,468

Total Other (Expense) Income	(49,012)	2,596	(27,422)	58,538

Income Before Taxes and Minority Interest	970,311	499,929	1,472,384	639,272

Income Tax Provision	148,490	75,714	225,281	96,595

Income Before Minority Interest	821,821	424,215	1,247,103	542,677

Minority Interest	60,146	35,194	95,246	44,263

Net Income	$761,675	$389,021	$1,151,857	$498,414

Other Comprehensive Income:
Foreign Currency Translation Gain	381,206	164,031	995,594	205,118

Comprehensive Income	$1,142,881	$553,052	$2,147,451	$703,532

Net Income Per Common Share
- Basic	$0.02	$0.01	$0.03	$0.01
- Diluted:	$0.02	$0.01	$0.03	$0.01

Weighted Common Shares Outstanding*
- Basic	35,413,850	35,413,850	35,413,850	35,413,850
- Diluted:	35,413,850	35,413,850	35,413,850	35,413,850

* As restated to reflect recapitalization and the subsequent reverse stock split.
See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$1,151,857	$498,414
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	116,193	124,608
Bad debt adjustment	(2,586)	(812)
Minority interest	95,246	44,263
Changes in operating assets and liabilities:
Accounts receivable	(486,350)	160,659
Inventories	(1,282,737)	(1,557,337)
Advance to suppliers	(285,438)	153,082
Prepayments and other current assets	(64,593)	14,196
Accounts payable and accrued expenses	290,430	17,189
Customer deposits	147,133	-
Taxes payable	(19,399)	458,521
Other current liabilities	8,049	10,523
Net Cash Used in Operating Activities	(332,195)	(76,694)

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	-	25,628
Payment for deposit for acquisition	-	(1,116,658)
Payment for purchase of equipment	-	(420)
Payment for construction in process	(33,532)	-
Payment for advance to unrelated party	-	(90,636)
Proceeds from repayment of advance to unrelated party	-	2,012,703
Net Cash (Used in) Provided by Investing Activities	(33,532)	830,616

Cash Flows From Financing Activities
Proceeds from long-term debt	437,375	-
Payments to long-term debt	(568,588)	-
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(7,935)
Proceeds from stockholders/officers	-	42,449
Net Cash Provided by Financing Activities	568,787	34,514

Net Increase in Cash and Equivalents	203,060	788,436
Effect of Exchange Rate Changes on Cash	(102,237)	53,985
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$468,219	$1,407,154

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$2,409,299	$-
Shareholder donation intangible assets into the Company	$4,199	$-

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

The unaudited consolidated financial statements of Asia Cork Inc. (f/k/a Hankersen International Corp.)and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

Kushi Sub, Inc., the surviving entity in the merger with Hanxin International, has no other business activities except for owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002. Both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company’s activities are conducted through Hanxin.

During the year ended December 31, 2005, the Company through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd (“CIE”), a PRC corporation engaged in cork trading businesses.

On July 11, 2008, the Company's wholly owned subsidiary, Asia Cork Inc., was merged into its parent, the Company, in order to change the name of the Company, after approval by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name, its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB.”

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

d)	Revenue recognition:

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

e)	Recent Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.161,"Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

2.	INVENTORIES

Inventories as of June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Raw materials	$1,838,398	$536,319
Work in process	149,806	103,395
Finished goods	274,368	249,932
Packaging and other	80,171	30,494
Total	$2,342,743	$920,140

3.	PROPERTY AND EQUIPMENT

As of June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Estimated Life	June 30, 2008	December 31, 2007
		Unaudited	Audited

Building and improvement	27-35	$4,012,238	$1,507,241
Manufacturing equipment	1-8	1,200,563	1,128,887
Office furniture and equipment	5	30,389	28,575
Vehicle	2-8	12,460	11,716
Machinery improvement	3	80,185	75,398
Subtotal		5,335,835	2,751,817
Less: Accumulated depreciation		1,178,600	996,987
Total		$4,157,235	$1,754,830

For the six months ended June 30, 2008 and 2007, depreciation expenses amounted to $114,960 and $122,352, respectively.

4.	DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent who is not affiliated with the Company. $2,011,926 (equivalent to RMB 13.8 million) was paid to the agent as of the six months ended June 30, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50 million that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.

5.	DEPOSIT FOR PURCHASE OF INTANGIBLE ASSETS

In order to grow its own raw material in the future, the Company intends to purchase the right to use a parcel of land from an unrelated company in the ShaanXi Baoji district of PRC. This “right to use” is based on the principal in the PR that while one can own the buildings situated on the land except for the government, one cannot own the land itself in perpetuity. Commercial land can be used for a period of no more than fifty (50) years, unless extended (whereby a fee is required to be paid to extend). The total purchase price is $5,510,927(equivalent to RMB 37.8 million) of which a $1,457,917 (equivalent to RMB 10 million) deposit was paid to this company as of June 30, 2008. A closing date for the transfer of the property has not been scheduled as of yet, however, the Company is obligated to pay the remaining balance of $4,053,010 (equivalent to RMB27.8 million) within seven days after the property transfer.

6.	DEPOSIT FOR ACQUISITION

The Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”). The purchase price of SHCM shall not exceed $2,915,834 (RMB20 million). As of June 30, 2008, the Company had paid a deposit of $1,457,917 (equivalent to RMB10 million) to SHCM. SHCM is a manufacturer for cork products and is one of the Company’s current cork raw materials providers.

7.	CONSTRUCTION IN PROGRESS

Student dormitory construction and internal decorations were completed in June 2008. All costs of approximately $2.4 million (equivalent to RMB 16,525,621) had been transferred to the property as of June 30, 2008. While construction has been completed, the Company still has not acquired the occupation certificates and ownership certificates with respect to the dormitory. The Company expects to receive these certificates before the end of this year, however, there can be no assurances that it will receive them by the end of the year.

In order to increase production capacity, the Company started to build a fifth workshop on its leased land during the third quarter of 2007. As of June 30, 2008, the Company expended $689,595 (equivalent to RMB 4.73 million) on the construction of the fifth workshop. The Company expects to complete this construction project in the third quarter of year 2008, however, the can be no assurance that it will be completed by then.

As of June 30, 2008 and December 31, 2007, construction in process consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Dormitory construction and decoration	$-	$2,204,922
Fifth workshop construction	689,595	616,895
Total	$689,595	$2,821,817

8.	INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,041,084 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

9.	INTANGIBLE ASSETS

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. In addition, the company was assigned ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang, during the quarter ended June 30, 2008. These patents were assigned without any payment due to Mr. Zhang. . These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights was $4,199 (equivalent to RMB28,800). As of June 30, 2008 and December 31, 2007, intangible assets, less accumulated amortization consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Intangible assets	$207,220	$190,901
Less: Accumulated amortization	34,259	29,828
Total	$172,961	$161,073

For the six months ended June 30, 2008 and 2007, amortization expense amounted to $2,466 and $2,256, respectively.

The amortization expenses for the next five years are as follows:

2009	$5,236
2010	5,236
2011	5,236
2012	5,236
2013	5,236

10.	LOAN PAYABLE

Loan payable as of June 30, 2008 consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $437,375 ) from the same bank again, but the new interest rate had been increased to 9.967‰ per month. The expiration date for this new short-term loan is June 30, 2009.	$437,375	$534,642

Total Loan Payable	$437,375	$534,642

11.	CONVERTIBLE NOTE

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of June 30, 2008.

The Company’s obligations under the promissory notes are secured by an aggregate of 2,332,899 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, and 2,031,191 shares of common stock pledged by Mr. Zhang (the “Escrow Shares”). In the event that subsequent to the issuance of the Convertible Notes, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the holder of the promissory notes shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company shall deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

12.	TAX PAYABLE

The Company and its US subsidiary will file consolidated Federal income tax return and state franchise tax returns individually. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. CIE does not located in State “High Tech Zone” approved by China State Council, thus its income is subject to 33%.tax rate. Commencing from January, 2008, based on the new regulation in the PR, CIE’s income is subject to 25% tax rate.

As of June 30, 2008 and December 31, 2007, taxes payable consisted the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added tax	$558,729	$393,969
Corporate income tax provision	187,235	235,465
Local taxes and surcharges	39,716	83,330
Franchise tax	10,200	55,000
Total	$795,880	$767,764

13.	DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and are due on demand. As of June 30, 2008 and December 31, 2007, the total net amounts due to the stockholders/officers were $176,751 and $166,199, respectively, which represented the net amounts lent by shareholders/officers to the Company.

14. STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company’s common stock and (ii) 1,000 shares of the Company’s Series A Preferred Stock, which were converted into 177,185,642 shares of the Company’s common stock, without taking into effect of a reverse stock split as described below.

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

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company’s common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock As a result the total amount of issued and outstanding shares of the Company’s common stock was 35,413,850 as of June 30, 2008.

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of August 15, 2008.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fang She Zhang. These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents was RMB28,800 (equivalent to $4,199). In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of June 30, 2008.

15. COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2008 and October, 2047 respectively. In order to assure increasing products, the company also leases two lands and buildings under operating lease agreements that are expiring on July 31, it had been extended to September 30, 2008, and November 30, 2008 respectively The following is a schedule of future minimum rental office space and land payments required under these operating leases as of June 30, 2008.

For the Quarter Ending June 30,
2009	$91,812
2010	16,999
2011	16,999
2012	16,999
2013	16,999
Thereafter	583,644
Total minimum rental payments required	$743,452

Rental and maintenance expenses for office space, land, and building operating leases amounted to $85,615 and $18,820 for the six months ended June 30, 2008 and 2007, respectively.

The Company also leases three patents rights from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of June 30, 2008.

For the Quarter Ending June 30,
2009	$339,987
2010	270,101
Total minimum rental payments required	$610,088

Patent lease expenses amounted to $167,546 and $155,469, for six months ended June 30, 2008 and 2007, respectively.

On June 15, 2008, the Company signed an agreement with Hawk to provide investor relations consulting and advisory services. The term of this agreement is effective through June 30, 2009. Hawk is paid a retainer fee of $7,500 per month and the payments are due at the beginning of each month. An initial payment of $11,250 was paid to cover the period June 15, 2008 through July 31, 2008. Accordingly, an additional $78,750 will be paid to Hawk pursuant to this agreement. . Hawk was also issued 100,000 restricted 144 shares of the Company’s common stock on August 14, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2008.

Overview

The Company was incorporated under the laws of the State of Delaware on August 1, 1996. The Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. (“KMC”) with American Phoenix Group, Inc. (“APGI”) in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the “Kushi Cuisine”). This business was not successful and management determined that it would be in the shareholder’s interest for KMC to operate a different business. In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for 24,000,000 shares of common stock and 1,000 shares of the Series A Preferred Stock, which such shares converted into 29,530,937 shares of common stock. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International currently own 95% of the outstanding shares of the Company's common stock.

Kushi Sub, the surviving entity of the merger with Hanxin International, has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of the Company’s operating and business activities are conducted through Hanxin.

On July 11, 2008, the Company's wholly owned subsidiary, Asia Cork Inc. was merged into its parent, the Company as approved by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets. The Certificate of Merger was filed with the Secretary of State of Delaware on July 11, 2008.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB.”

Business Overview

The Company, through its subsidiaries, engages in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2007 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. As discussed in the Notes to the Financial Statements, Mr. Zhang leases three of these patents to Hanxin and has assigned three others to Hanxin as of June 30, 2008. .

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

	For Three Months Ended June 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$6,366,384	$3,550,064	$2,816,320	79%
Cost of Goods Sold	4,173,021	2,580,974	1,592,047	62%
Gross Profit	2,193,363	969,090	1,224,273	126%
Gross Profit Percentage	34.45%	27.30%
Operating Expenses
Selling expenses	832,792	384,473	448,319	117%
General and administrative expense	341,248	87,284	253,964	291%
Total Operating Expenses	1,174,040	471,757	702,283	149%
Income From Operations	1,019,323	497,333	521,990	105%
Other Income (Expense)
Interest (expense), net	(19,835)	(16,120)	(3,715)	23%
Other (expense) income, net	(29,177)	18,716	(47,893)	-256%
Total Other (Expense) Income	(49,012)	2,596	(51,608)	-1988%
Income Before Taxes and Minority Interest	970,311	499,929	470,382	94%
Income Tax Provision	148,490	75,714	72,776	96%
Income Before Minority Interest	821,821	424,215	397,606	94%
Minority Interest	60,146	35,194	24,952	71%
Net Income	$761,675	$389,021	$372,654	96%

Revenues

For the three months ended June 30, 2008, our revenues were $6,366,384 as compared to $3,550,064 for the three months ended June 30, 2007, an increase of $2,816,320 or 79%. The reason for the increase is primarily due to our selling efforts which increased sales of our major finished goods (wood materials, boards and floors) as compared to the sales quantities for the three months ended June 30, 2007. We also increased our unit sales prices by 20% effective as of October 2007. Our revenues from wood materials and floor sales increased by amounts of $621,702 and $1,749,372 respectively in the three months ended June 30, 2008 as compared to the same period in year 2007, Even though our sales on the wood paper products decreased, this was offsets by an increase in the amount in boards sold during the three months ended June 30, 2008.

Cost of Sales and Gross Profit

For the three months ended June 30, 2008, cost of sales amounted to $4,173,021 or 65.55% of net revenues as compared to cost of sales of $2,580,974 or 72.7% of net revenues for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 was $2,193,363 or 34.45% of revenues, as compared to $969,090 or 27.3% of revenues for the three months ended June 30, 2007. The gross margin increased mainly as a result of increased sales in the high-unit profit margin in the sale of finished goods (wood materials and floors) during the current year.

Operating Expenses

Our operating expenses increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. For the three months ended June 30, 2008, total operating expenses were $1,174,040 as compared to $471,757 for the three months ended June 30, 2007, a increase of approximately $0.7 million or 149%. This increase was attributable to an increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases consulting fee, advisory fee, attorney fee, and professional fee in the current quarter.

Other Income (expense)

For the three months ended June 30, 2008, other expense, net, amounted to ($49,012) as compared to other income net of $2,596 for the three months ended June 30, 2007, a decrease of ($51,608) or 1988%. Other income for the three months ended June 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 and which such donation was made in connection with earthquake in SiChuan PRC.

For the three months ended June 30, 2008, net interest expense was ($19,835) as compared to net interest expense of ($16,120) for the three months ended June 30, 2007, an increase of ($3,715) or 23%. The increase was primarily due to interest income being reduced more than the reduction of interest expenses during the three months ended June 30, 2008 as compared to the same period in year 2007.

Income Tax

Our income taxes increased by $72,776 or 96% to $148,490 for the three months ended June 30, 2008 compared to $75,714 for the three months ended June 30, 2007. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

	For Six Months Ended June 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$8,882,729	$5,276,391	$3,606,338	68%
Cost of Goods Sold	5,856,120	3,908,256	1,947,864	50%
Gross Profit	3,026,609	1,368,135	1,658,474	121%
Gross Profit Percentage	34.07%	25.93%
Operating Expenses
Selling expenses	1,112,086	585,314	526,772	90%
General and administrative expense	414,717	202,087	212,630	105%
Total Operating Expenses	1,526,803	787,401	739,402	94%
Income From Operations	1,499,806	580,734	919,072	158%
Other Income (Expense)
Interest (expense) income, net	(32,388)	22,070	(54,458)	-247%
Other income, net	4,966	36,468	(31,502)	-86%
Total Other (Expense) Income	(27,422)	58,538	(85,960)	-147%
Income Before Taxes and Minority Interest	1,472,384	639,272	833,112	130%
Income Tax Provision	225,281	96,595	128,686	133%
Income Before Minority Interest	1,247,103	542,677	704,426	130%
Minority Interest	95,246	44,263	50,983	115%
Net Income	$1,151,857	$498,414	$653,443	131%

Revenues

For the six months ended June 30, 2008, our revenues were $8,882,729 as compared to $5,276,391 for the six months ended June 30, 2007, an increase of $3,606,338 or 68%. As a result of increasing the commission rates in an effort to promote the personnel's selling effort, sales of our major finished goods (wood materials, board and floors) increased as compared to the sales quantities for the six months ended June 30, 2007. In addition, we increased our unit sales prices by 20% effective as of October 2007. Our revenues from wood materials, board and floor sales increased by amounts of $748,496, $179,620, and $2,283,669, respectively in the six months ended June 30, 2008 as compared to the same period in year 2007

Cost of Sales and Gross Profit

For the six months ended June 30, 2008, cost of sales amounted to $5,856,120 or 65.93% of net revenues as compared to cost of sales of $3,908,256 or 74.07% of net revenues for the six months ended June 30, 2007, an increase of $1,947,864 or 50%. Gross profit for the six months ended June 30, 2008 was $3,026,609 or 34.07% of revenues, as compared to $1,368,135 or 25.93% of revenues for the six months ended June 30, 2007, an increase of $1,658,474 or 121%. The gross margin increased mainly as a result of increased sales in the high-unit profit margin in the sale of finished goods (wood materials and floors) during the current year.

Operating Expenses

Our operating expenses increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, total operating expenses were $1,526,803 as compared to $$787,401 for the six months ended June 30, 2007, an increase of $739,402million or 94%. This increase was attributable to a significant increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, and legal fees.

Other Income (expenses)

For the six months ended June 30, 2008, other expense, net, amounted to ($27,422) as compared to other income net of $58,538 for the six months ended June 30, 2007, an decrease of ($85,960) or 147%. Other income for the six months ended June 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 and which such donation was made in connection with the earthquake in SiChuan PRC.

For the six months ended June 30, 2008, net interest expense was $32,388 as compared to net interest income of $22,070 for the six months ended June 30, 2007, a decrease of $54,458 or 247%. This decrease was primary attributable to the significant decrease in interest income in the current year.

Income Tax

Our income taxes increased by $128,686 to $225,281 for the three months ended June 30, 2008 compared to $96,595 for the three months ended June 30, 2007, an increase of 133%. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by approximately $1,700,000 from approximately $2,400,000 as of December 31, 2007 to approximately $4,100,000 as of June 30, 2008. The increase was primarily due to an increase in inventories for amount of approximately $1,300,000 during the current year.

Cash used in operating activities was ($332,195) for the six months ended June 30, 2008 as compared to ($76,694) used in the six months ended June 30, 2007. The increase in cash used in by operating activities for the six months ended June 30, 2008 was a result of an increase of accounts receivable, inventories, and advance to suppliers.

Cash used in investing activities was ($33,532) for the six months ended June 30, 2008 as compared to $830,616 for the six months ended June 30, 2007. The decrease is a result of less investment activities of the Company in the current year which is primarily due to insufficient cash and equivalent in the current year.

With approximately $5.2 million of net working capital (total current assets less total current liabilities) and positive cash flow from operations as of June 30, 2008, we believe we will have sufficient resources to finance our operations for the coming year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengcheng Chen, and Chief Financial Officer, Yi Tong, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. As discussed in Note 12 to the Financial Statements (and as described on the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008) on June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from closing and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 (“Financing”), the promissory notes will be convertible for shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into common stock at a conversion price of $0.228 per share.

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the “Financing Expiration Date”). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor’s promissory note divided by the lowest cash purchase price paid for the Company’s common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the “Financing Based Conversion Price”) at an exercise price equal to the Financing Based Conversion Price. If the Financing has not occurred within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant.

The investors have the right to require the Company to register the shares of common stock issuable upon exercise of the warrants and conversion of the promissory notes at the Company’s expense should the Company register any of its shares of common stock or any securities convertible into common stock.

The Company’s obligations under the promissory notes are secured by an aggregate of 2,332,899 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer and 2,031,191 shares of common stock pledged by Mr. Fangshe Zhang, the Company’s Chairman (the “Escrow Shares”). In the event that subsequent to the closing, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the investors shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company shall deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

The Company is using the proceeds of the Offering for working capital.

2. In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered

3. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to Hawk Associates, Inc. for services rendered pursuant to the term of the agreement with Hawk Associates.

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

ASIA CORK INC.

Dated: August 15, 2008	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

		By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer