Form 10-Q
period 2008-09-30
Asia Cork Inc.
filed 2008-11-13
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

____________________________________________________
(Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 13, 2008 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Part I
Financial Information

Item 1. Financial Statements

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Assets
Current Assets
Cash and equivalents	$557,075	$367,396
Accounts receivable, net of allowance for doubtful accounts of $22,429 and $ 12,210, respectively	4,463,314	2,429,772
Inventories	4,211,806	920,140
Advance to suppliers	2,664,200	2,375,174
Prepayments and other current assets	109,246	16,111
Total Current Assets	12,005,641	6,108,593

Property and Equipment - Net	5,087,362	1,754,830
Deposit for Purchase of Fixed Assets	2,032,431	1,891,810
Deposit for Purchase of Intangible Assets	-	1,370,877
Deposit for Acquisition	1,472,776	1,370,877
Construction in Progress	-	2,821,817
Investment - At Cost	2,061,886	1,919,228
Intangible Assets- Net	173,362	161,073

Total Assets	22,833,458	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,599,097	956,519
Loan payable	441,833	534,642
Convertible note	700,000	-
Customer deposit	196,617	-
Taxes payable	673,799	767,764
Due to stockholders/officers	266,919	166,199
Other current liabilities	20,826	15,039
Total Current Liabilities	3,899,091	2,440,163

Total Liabilities	3,899,091	2,440,163

Minority Interest	1,737,675	1,522,318

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,35,663,850 and 35,413,850 issued and outstanding, respectively	3,566	3,541
Additional paid-in capital	4,400,946	4,396,772
Reserve funds	1,741,715	1,741,715
Retained earnings	8,277,660	5,729,630
Accumulated other comprehensives income	2,772,805	1,564,966

Total Stockholders' Equity	17,196,692	13,436,624

Total Liabilities and Stockholders' Equity	$22,833,458	$17,399,105

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$8,958,570	$4,134,630	$17,841,299	$9,411,021

Cost of Goods Sold	5,810,298	2,996,475	11,666,418	6,904,731

Gross Profit	3,148,272	1,138,155	6,174,881	2,506,290

Operating Expenses
Selling expenses	1,152,517	447,886	2,264,603	1,033,200
General and administrative expense	191,235	95,773	605,952	297,860

Total Operating Expenses	1,343,752	543,659	2,870,555	1,331,060

Income From Operations	1,804,520	594,496	3,304,326	1,175,230

Other Income (Expense)
Interest (expense) income, net	(43,924)	(15,250)	(76,312)	6,820
Other income (expense), net	25,705	(13,843)	30,671	22,625

Total Other (Expense) Income	(18,219)	(29,093)	(45,641)	29,445

Income Before Taxes and Minority Interest	1,786,301	565,403	3,258,685	1,204,675

Income Tax Provision	270,017	89,136	495,298	185,731

Income Before Minority Interest	1,516,284	476,267.00	2,763,387	1,018,944

Minority Interest	120,111	40,280	215,357	84,543

Net Income	$1,396,173	$435,987	$2,548,030	$934,401

Other Comprehensive Income:
Foreign Currency Translation Gain	212,245	188,975	1,207,839	394,093

Comprehensive Income	$1,608,418	$624,962	$3,755,869	$1,328,494

Net Income Per Common Share
- Basic	$0.04	$0.01	$0.07	$0.03
- Diluted:	$0.04	$0.01	$0.07	$0.03

Weighted Common Shares Outstanding*
- Basic	35,564,961	35,413,850	35,464,220	35,413,850
- Diluted:	35,663,850	35,413,850	35,663,850	35,413,850

* As restated to reflect recapitalization and the subsequent reverse stock split.
See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$2,548,030	$934,401
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities	197,831	188,869
Depreciation and amortization
Bad debt adjustment	9,052	288
Minority interest	215,357	84,543
Accrued due to shareholder expenses	82,252	-
Changes in operating assets and liabilities:
Accounts receivable	(1,733,401)	(56,638)
Inventories	(3,000,259)	(1,102,622)
Advance to suppliers	(104,695)	318,349
Prepayments and other current assets	(85,576)	10,639
Accounts payable and accrued expenses	531,939	189,932
Customer deposits	196,617	-
Taxes payable	(140,584)	133,577
Other current liabilities	4,346	13,789
Net Cash (Used in) Provided Operating Activities	(1,279,091)	715,127

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	-	25,628
Proceeds from withdraw deposit for purchase of intangible assets	1,370,877	-
Payment for deposit for acquisition	-	(1,334,615)
Payment for purchase of equipment	-	(984)
Payment for construction in process	(208,277)	(1,253,703)
Proceeds from repayment of advance to unrelated party	-	1,922,067
Net Cash Provided (Used in) by Investing Activities	1,162,600	(641,607)

Cash Flows From Financing Activities
Proceeds from long-term debt	441,833	-
Payments to long-term debt	(574,383)	(384,413)
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(8,061)
Proceeds from stockholders/officers	-	443,508
Net Cash Provided by Financing Activities	567,450	51,034

Net Increase in Cash and Equivalents	450,959	124,554
Effect of Exchange Rate Changes on Cash	(261,280)	43,903
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$557,075	$733,190
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Construction in process transferred out to property	$3,401,660	$-
Shareholder donated intangible assets into the Company without payment	$4,199	$-

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

a) Interim financial statements:

The unaudited consolidated financial statements of Asia Cork Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

2. INVENTORIES

Inventories as of September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Raw materials	$3,562,367	$536,319
Work in process	209,044	103,395
Finished goods	394,929	249,932
Packaging and other	45,466	30,494
Total	$4,211,806	$920,140

3. PROPERTY AND EQUIPMENT

As of September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Estimated Life	September 30, 2008	December 31, 2007
		Unaudited	Audited
Building and improvement	27-35	$5,020,936	$1,507,241
Manufacturing equipment	1-8	1,212,798	1,128,887
Office furniture and equipment	5	30,699	28,575
Vehicle	2-8	12,587	11,716
Machinery improvement	3	81,003	75,398
Subtotal		6,358,022	2,751,817
Less: Accumulated depreciation		1,270,660	996,987
Total		$5,087,362	$1,754,830

For the nine months ended September 30, 2008 and 2007, depreciation expenses amounted to $194,015 and $185,462 respectively.

4. DEPOSIT FOR PURCHASE OF FIXED ASSETS

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent who is not affiliated with the Company. $2,032,431 (equivalent to RMB 13.8 million) was paid to the agent as of the nine months ended September 30, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50 million that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close.

5. DEPOSIT FOR PURCHASE OF INTANGIBLE ASSETS

Pursuant to the terms of a Cancellation Agreement dated August 19, 2008, the Company and Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”) terminated the Land Transfer Agreement by which the Company had intended to purchase the right to use a parcel of land from Shaanxi Shuta in the ShaanXi Baoji district of the PRC. The entire $1,472,776 (equivalent to RMB 10 million) deposit that had been previously paid to Shaanxi Shuta pursuant to the Land Transfer Agreement was refunded to the Company in August 2008 and September 2008.

6. DEPOSIT FOR ACQUISITION

The Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”). The purchase price of SHCM shall not exceed $2,945,551 (RMB20 million). As of September 30, 2008, the Company had paid a deposit of $1,472,776 (equivalent to RMB10 million) to SHCM. SHCM is a manufacturer for cork products and is one of the Company’s current cork raw materials providers.

7. CONSTRUCTION IN PROGRESS

Student dormitory construction and interior decorations were completed in June 2008. All costs of approximately $2.4 million (equivalent to RMB 16,525,621) had been transferred to the property as of June 30, 2008. While construction has been completed, the Company still has not acquired the occupation certificates and ownership certificates with respect to the dormitory. The Company expects to receive these certificates before the end of this year. However, there can be no assurances that it will receive them by the end of the year.

The fifth workshop was completed in September 2008. All costs of $967,807 (equivalent to RMB 6,571,311) had been transferred to the property as of September 30, 2008. Commencing in October 2008, the Company installed the internal equipments for fifth workshop, and expects to complete this installation project before the ended of year 2008. However, there can be no assurance that it will be completed by then.

As of September 30, 2008 and December 31, 2007, construction in process consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Dormitory construction and decoration	$-	$2,204,922
Fifth workshop construction	-	616,895
Total	$-	$2,821,817

8. INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,061,886 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

9. INTANGIBLE ASSETS

On September 27, 2001, the Company purchased the right to use a parcel of land for 40 years. The purchase price is being amortized over the term of the right. In addition, the Company was assigned ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang, during the quarter ended June 30, 2008. These patents were assigned without any payment due to Mr. Zhang. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights was $4,199 (equivalent to RMB28,800). As of September 30, 2008 and December 31, 2007, intangible assets, less accumulated amortization consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Intangible assets	$209,332	$190,901
Less: Accumulated amortization	35,970	29,828
Total	$173,362	$161,073

For the nine months ended September 30, 2008 and 2007, amortization expense amounted to $3,816 and $3,407, respectively.

The amortization expenses for the next five years are as follows:

2009	$5,295
2010	5,295
2011	5,295
2012	5,295
2013	5,295

10. LOAN PAYABLE

Loan payable as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37 ‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $441,833 ) from the same bank again, but the new interest rate had been increased to 9.967‰ per month. The expiration date for this new short-term loan is June 30, 2009.

	$441,833	$534,642

Total Loan Payable	$441,833	$534,642

11. CONVERTIBLE NOTE

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2008.

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

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years, and 50% exemption of income tax for the next three years for non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech corporation" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech corporation. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income is subject to 15% tax starting from January 1, 2005. The location of CIE is not part of the “High Tech Zone” approved by China State Council, thus its income is subject to 33%.tax rate. Commencing from January, 2008, based on the new regulation in the PR, CIE’s income is subject to 25% tax rate.

As of September 30, 2008 and December 31, 2007, taxes payable consisted the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added tax	$582,062	$393,969
Corporate income tax provision	33,938	235,465
Local taxes and surcharges	41,349	83,330
Franchise tax	16,450	55,000
Total	$673,799	$767,764

13. DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and are due on demand. As of September 30, 2008 and December 31, 2007, the total net amounts due to the stockholders/officers were $266,919 and $166,199, respectively, which represented the net amounts owed to shareholders/officers by the Company.

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

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company’s common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock.

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of November 15, 2008.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fang She Zhang. These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents was RMB28,800 (equivalent to $4,199). In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of September 30, 2008.

15. COMMITMENTS

The Company leases its office space and production land under operating lease agreements that expire on December 31, 2008 and October, 2047 respectively. The Company expects to renew the lease that expires on December 31, 2008. In order to assure increasing products, the company also leases two additional properties under operating lease agreements that are scheduled to expire on November 30, 2008. The Company intends to extend one of these leases for an additional six (6) months and will let the other lease expire. The following is a schedule of future minimum rental office space and land payments required under these operating leases as of September 30, 2008.

For the Quarter Ending September 30,
2009	$47,114
2010	17,182
2011	17,182
2012	17,182
2013	17,182
Thereafter	585,608
Total minimum rental payments required	$701,450

Rental and maintenance expenses for office space, land, and building operating leases amounted to $137,048 and $28,287 for the nine months ended September 30, 2008 and 2007, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases that have remaining lease terms in excesses of one year as of September 30, 2008.

For the Quarter Ending September 30,
2009	$343,633
2010	187,089
Total minimum rental payments required	$530,722

Patent lease expenses amounted to $257,726 and $234,913, for the nine months ended September 30, 2008 and 2007, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2008 and 2007, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2008.

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

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2007 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. As discussed in the Notes to the Financial Statements, Mr. Zhang leases three of these patents to Hanxin and has assigned three others to Hanxin as of September 30, 2008.

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

A summary of significant accounting policies is included in Note 1 in the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The Company records property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 2 to 35 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

	For Three Months Ended September 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited
Revenues	$8,958,570	$4,134,630	$4,823,940	117%
Cost of Goods Sold	5,810,298	2,996,475	2,813,823	94%
Gross Profit	3,148,272	1,138,155	2,010,117	177%
Gross Profit Percentage	35.14%	27.53%
Operating Expenses
Selling expenses	1,152,517	447,886	704,631	157%
General and administrative expense	191,235	95,773	95,462	100%
Total Operating Expenses	1,343,752	543,659	800,093	147%
Income From Operations	1,804,520	594,496	1,210,024	204%
Other Income (Expense)
Interest (expense), net	(43,924)	(15,250)	(28,674)	188%
Other income (expense), net	25,705	(13,843)	39,548	-286%
Total Other (Expense)	(18,219)	(29,093)	10,874	-37%
Income Before Taxes and Minority Interest	1,786,301	565,403	1,220,898	216%
Income Tax Provision	270,017	89,136	180,881	203%
Income Before Minority Interest	1,516,284	476,267	1,040,017	218%
Minority Interest	120,111	40,280	79,831	198%
Net Income	$1,396,173	$435,987	$960,186	220%

Revenues

For the three months ended September 30, 2008, our revenues were $8,958,570 as compared to $4,134,630 for the three months ended September 30, 2007, an increase of $4,823,940 or 117%. The reason for the increase is primarily due to our selling efforts which increased sales of our major finished goods (wood materials, boards and floors) as compared to the sales quantities for the three months ended September 30, 2007. We also increased our unit sales prices by 20% effective as of October 2007. Our revenues from wood materials and floor sales increased by amounts of $1,165,545 and $3,017,900 respectively in the three months ended September 30, 2008 as compared to the same period in year 2007, Even though our sales of the wood bar products decreased, this reduction was offset by an increase in the amount of boards sold during the three months ended September 30, 2008.

Cost of Sales and Gross Profit

For the three months ended September 30, 2008, cost of sales amounted to $5,810,298 or 64.86% of net revenues as compared to cost of sales of $2,996,475 or 72.47% of net revenues for the three months ended September 30, 2007. Gross profit for the three months ended September 30, 2008 was $3,148,272 or 35.14% of revenues, as compared to $1,138,155 or 27.53% of revenues for the three months ended September 30, 2007. The gross margin increased mainly as a result of increased sales in the high-unit profit margin in the sale of finished goods (wood materials, boards and floors) during the current year.

Operating Expenses

Our operating expenses increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. For the three months ended September 30, 2008, total operating expenses were $1,343,752 as compared to $543,659 for the three months ended September 30, 2007, a increase of approximately $800,000 or 147%. This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases consulting fees, advisory fees, attorney fees, and other professional fees in the current quarter.

Other Income (expense)

For the three months ended September 30, 2008, total other expense, net amounted to ($18,219) as compared to total other expense net of ($29,093) for the three months ended September 30, 2007, a decrease of $10,874 or 37%. Other income for the three months ended September 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility.

For the three months ended September 30, 2008, net interest expense was ($43,924) as compared to net interest expense of ($15,250) for the three months ended September 30, 2007, an increase of ($28,674) or 188%. The increase was primarily due to the Company acquired a convertible debt in second quarter of 2008, accordingly, more interest expense had been accrued in the current quarter as compared to same period of last year.

Income Tax

Our income taxes increased by $180,881 or 203% to $270,017 for the three months ended September 30, 2008 compared to $89,136 for the three months ended September 30, 2007. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

	For Nine Months Ended September 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited
Revenues	$17,841,299	$9,411,021	$8,430,278	90%
Cost of Goods Sold	11,666,418	6,904,731	4,761,687	69%
Gross Profit	6,174,881	2,506,290	3,668,591	146%
Gross Profit Percentage	34.61%	26.63%
Operating Expenses
Selling expenses	2,264,603	1,033,200	1,231,403	119%
General and administrative expense	605,952	297,860	308,092	103%
Total Operating Expenses	2,870,555	1,331,060	1,539,495	116%
Income From Operations	3,304,326	1,175,230	2,129,096	181%
Other Income (Expense)
Interest (expense) income, net	(76,312)	6,820	(83,132)	-1219%
Other income, net	30,671	22,625	8,046	36%
Total Other (Expense) Income	(45,641)	29,445	(75,086)	-255%
Income Before Taxes and Minority Interest	3,258,685	1,204,675	2,054,010	171%
Income Tax Provision	495,298	185,731	309,567	167%
Income Before Minority Interest	2,763,387	1,018,944	1,744,443	171%
Minority Interest	215,357	84,543	130,814	155%
Net Income	$2,548,030	$934,401	$1,613,629	173%

Revenues

For the nine months ended September 30, 2008, our revenues were $17,841,299 as compared to $9,411,021 for the nine months ended September 30, 2007, an increase of $8,430,278 or 90%. As a result of increasing the commission rates in an effort to promote our personnel's selling efforts, sales of our major finished goods (wood materials, board and floors) increased during the nine months ended September 30, 2008 as compared to the sales quantities for the nine months ended September 30, 2007. In addition, we increased our unit sales prices by 20% effective as of October 2007. Our revenues from wood materials, board and floor sales increased by amounts of $1,900,634, $364,584, and $5,260,665, respectively in the nine months ended September 30, 2008 as compared to the same period in year 2007, Even though our sales on the wood bar products decreased, this reduction was offsets by an increase in the amount of boards sold during the nine months ended September 30, 2008.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2008, cost of sales amounted to $11,666,418 or 65.39% of net revenues as compared to cost of sales of $6,904,731 or 73.37% of net revenues for the nine months ended September 30, 2007, an increase of $4,761,687 or 69%. Gross profit for the nine months ended September 30, 2008 was $6,174,881 or 34.61% of revenues, as compared to $2,506,290 or 26.63% of revenues for the nine months ended September 30, 2007, an increase of $3,668,591 or 146%. The gross margin increased mainly as a result of increased sales in the high-unit profit margin in the sale of finished goods (wood materials and floors) during the current year.

Operating Expenses

Our operating expenses increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, total operating expenses were $2,870,555 as compared to $1,331,060 for the nine months ended September 30, 2007, an increase of $1,539,495 or 116%. This increase was attributable to a significant increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, legal fees and professional fee in the current year.

Other Income (expenses)

For the nine months ended September 30, 2008, total other expense, net amounted to ($45,641) as compared to total other income net of $29,445 for the nine months ended September 30, 2007, a decrease of ($75,086) or 255%. Other income, net for the nine months ended September 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the donation made by the Company during the second quarter of 2008 in the amount of $72,592 in connection with the earthquake in SiChuan PRC.

For the nine months ended September 30, 2008, net interest expense was ($76,312) as compared to net interest income of $6,820 for the nine months ended September 30, 2007, a decrease of ($83,132) or 1219%. This decrease was primary attributable to the Company having issued a convertible debenture in second quarter of 2008, and having renewed a bank loan at a higher interest rate. As a result, the Company has accrued higher interest expense in 2008 compared to 2007.

Income Tax

Our income taxes increased by $309,567 to $495,298 for the nine months ended September 30, 2008 compared to $185,731 for the nine months ended September 30, 2007, an increase of 167%. This increase was due to a significant increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by approximately $4,680,000 from approximately $2,400,000 as of December 31, 2007 to approximately $7,076,000 as of September 30, 2008. The increase was primarily due to an increase in inventories and account receivable for amount of approximately $3,000,000 and $2,000,000 during the current year, respectively.

Cash used in operating activities was ($1,279,091) for the nine months ended September 30, 2008 as compared to $715,127 provided for the nine months ended September 30, 2007. The increase in cash used in by operating activities for the nine months ended September 30, 2008 was a result of an increase of accounts receivable, inventories, and advance to suppliers.

Cash provided in investing activities was $1,162,600 for the nine months ended September 30, 2008 as compared to ($641,607) used in the nine months ended September 30, 2007. The increase is primarily due to the Company and Shaanxi Shuta Wood Products Co., Ltd. had terminated the Land Transfer Agreement. The entire amount of approximately $1.4 million (equivalent to RMB 10 million) deposit that had been previously paid to Shaanxi Shuta pursuant to the Land Transfer Agreement had been refunded to the Company in August and September 2008.

The retractile funds were better utilized in expanding current operations, including purchasing additional raw materials to secure immediate future production needs.

With approximately $8.11 million of net working capital (total current assets less total current liabilities) and positive cash flow from operations as of September 30, 2008, we believe we will have sufficient resources to finance our operations for the coming year.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorneys, McLaughlin & Stern, LLP, for services rendered.

2. On August 14, 2008 the Company issued, 100,000 shares of the Company’s common stock to Hawk Associates, Inc. for services rendered pursuant to the term of the agreement with Hawk Associates.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit
Number	Description
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
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

ASIA CORK INC.

Dated: November 13, 2008	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

		By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer