Form 10-K
period 2008-12-31
Asia Cork Inc.
filed 2009-04-16
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-30115

———————

ASIA CORK INC.

(Exact name of Small Business Issuer as specified in its charter.)

———————

DELAWARE	13-3912047
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd Floor, A Tower of Chuang Xin

Information Building

No. 72 Second Keji Road, Hi Tech Zone

Xi’An China

(Address of principal executive offices, including zip code.)

(0086) 29 - 8845 3409

(Issuer’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year: $21,378,041

As of April 13, 2009 the aggregate market value of the common stock held by non-affiliates was approximately $2,882,059, based upon the closing sale price on April 13, 2009 of $.20 per share.

As of April 13, 2009, there were 35,663,850 shares of common stock outstanding.

Documents incorporated by reference: NONE

TABLE OF CONTENTS

PART I

ITEM I.        BUSINESS

1

ITEM IA.     RISK FACTORS

4

ITEM 1B.     UNRESOLVED STAFF COMMENTS

8

ITEM 2.        PROPERTIES

8

ITEM 3.        LEGAL PROCEEDINGS

8

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

ITEM 5.         MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

9

ITEM 6.         SELECTED FINANCIAL INFORMATION

10

ITEM 7.         MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

10

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENT DATA

17

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON A
CCOUNTING AND FINANCIAL DISCLOSURE

17

ITEM 9B.      OTHER INFORMATION

18

PART III

ITEM 10:      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

19

ITEM 11:      EXECUTIVE COMPENSATION.

21

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

22

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

24

ITEM 14.      PRINCIPAL ACCOUNTANT

24

PART IV

ITEM 15.      EXHIBITS LIST AND FINANCIAL STATEMENT SCHEDULES.

25

i

FORWARD LOOKING STATEMENTS

THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ASIA CORK INC. (“WE”) AND OUR SUBSIDIARES, XIAN HANXIN TECHNOLOGY CO., LTD. (“HANXIN”) AND XI’AN CORK INVESTMENTS CONSULTATIVE MANAGEMENT CO. (“XI’AN”) OR THEIR REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HANKERSEN AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO OUR FORM 10-SB12G, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. WE UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

ii

PART I

ITEM I.

BUSINESS

History

Asia Cork Inc. (f/k/a Hankersen International Corp.), was incorporated under the laws of the State of Delaware on August 1, 1996. We were formed in connection with the merger acquisition of Kushi Macrobiotics Corp. (“KMC”) with American Phoenix Group, Inc. (“APGI”) in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the “Kushi Cuisine”). This business was not successful and management determined that it would be in the shareholder’s interest for KMC to operate a different business.

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

During the year ended December 31, 2005, through Hanxin, we acquired a 75% equity interest of Cork Import and Export Co. Ltd. (“Cork I&E”), a PRC corporation that engages in cork trading businesses.

Hanxin International has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of our operating and business activities are conducted through Hanxin.

On July 11, 2008, the Company's wholly owned subsidiary, Asia Cork Inc., was merged into its parent, the Company, in order to change the name of the Company, after approval by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB

Business Overview

Hanxin is engaged in development, manufacture and distribution of cork products including cork wood floor, wall and decorating materials. We sell our products directly to customers in China through our own sales team, and we distribute our products to customers overseas through unrelated distributors and sales agents. The countries our products were distributed through these sales agents include India, the United States of America, Germany and Japan. Mr. Fangshe Zhang, our Chairman and a principal shareholder currently owns four cork processing technology-related patents in China, and has licensed three of them to Hanxin.

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

We may purchase a factory’s fixed assets through an unrelated agent who has been handling the negotiation for us. We have paid deposits $2,022,719 (equivalent to RMB 13,800,000) to the agent as of December 31, 2008 and $1,891,810 (equivalent to RMB 13,800,000) as of the year ended December 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by September 30, 2009.

In order to expand our business and improve the efficiency of production, we plan to acquire one of our current raw material suppliers, Sichuan Hanxin Cork Merchandises Co. (“SHCM”), which also has cork product manufacture business. We have made a deposit of $1,465,738 (equivalent to RMB10 million) to SHCM with this amount to be applied against the purchase of raw materials from the supplier if the acquisition does not occur.

In addition, we commenced the construction of our fifth workshop in September, 2008, expecting an increase of our production capacity with the completion of construction and installation of four production line equipments in the workshop. We have completed the construction of the workshop; however, due to the adverse market conditions in the home and commercial improvement industry, we stopped purchasing new production facilities for the fifth workshop after completion of one of the four production lines as of December 31, 2008. We have not determined when the additional production lines will be completed.

Provided that our expansion plans above mentioned can succeed, we expect that our production capacity will increase substantially. However, as a result of adverse market conditions, we are reducing our expansion plans.

Products

Cork Flooring Planks

Hanxin produces seven series of cork flooring planks with over 50 different patterns, colors and granules. Cork floor accounted for 69% of our revenue in 2007, and is the main product line for Hanxin. Hanxin intends to develop additional series of product lines modeled its existing products. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, is sound proofed, comfortable to walk on and, unlike other materials, it does not get the appearance of being “worn out”. Cork flooring can also be crafted into many different designs and patterns, many of which are difficult to achieve using other raw materials. This series of products accounted for approximately 70% of our sales revenue for the year ended December 31, 2008.

Cork Wallboard and Art Crafts

Hanxin produces 16 types of cork wallboard and three types of cork art crafts with different patterns. All these products utilize Hanxin’s special staining technology to create different colors. Hanxin’s cork art crafts include ornaments and decorations. Wallboard can also be used as decorative material.

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

Marketing and Growth Strategies

As previously discussed, we sell our products in China through our own sales persons, local distributors and retail sellers. The overseas markets primarily are approached through unrelated overseas distributors and agents.

•

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

•

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

As of December 31, 2008, none of our customers accounted for more than 10% of our sales.

Market Opportunities and Competition

Market Opportunities

According to a media report called “Real Estate Market Analysis & Report of China in 2007”, construction and sales of residential real estate in PRC increased during 2007 increased 5% and 24.7% respectively as compared to 2006, and it is expected that this increase will continue in 2008. The growth for demand of flooring products is directly attributed to the growth in real estate markets. The increase of the real estate industry will hopefully continue to increase the demand of wood flooring including cork flooring. We believe cork tile, the soft wood flooring which is different from other hard wood flooring, will enjoy similar or even a higher growth rate because of its distinct characteristics and multi purposes.

Competition

The increasing real estate market has resulted in an increase of various types of flooring. Based on various studies, sales of flooring have been increasing and will continue to increase during the next five years. We believe it is currently a leading manufacturer and producer of cork flooring in China, including technology, in volume of production and in total sales. We produced about 650,000 square meters of cork flooring planks and boards in 2007.

In term of domestic competition, we believe we have several competitive advantages over its competitors:

•

Proximity to raw material resources

According to a report from the website “Introduction of Cork”, the world reserves of cork resources are mainly concentrated in Mount Qinba of Shaanxi PRC, which is where our factory is located, and a minority of provinces at the same latitude which accounts for more than 65%of total bark production in PRC.

Advantages in Products

Hanxin produces high end cork product for decoration. The products have high quality and a variety of patterns. Production requires proprietary processing and manufacturing technology that creates barriers to other domestic competitors.

Hanxin believes that it will be able to compete on an international basis based on the cost advantages of doing business in China. Hanxin’s cost advantages arise primarily from two sources: low labor costs and competitive raw material costs. In addition, with the support of local government, Hanxin enjoys the advantages of favorable tax and other beneficial policies.

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

Quality Control

We place great emphasis on the quality of its products and quality control system. In particular:

•

In March, 2005, Hanxin cork floor was approved by State plywood Quality Supervision and Test Center for formaldehyde emission, TS water immersion testing. (Certification No. Floor 2005-65/66/6768)

•

In March, 2005, Hanxin cork wallboard was approved by State plywood Quality Supervision and Test Center for formaldehyde emission testing. (Certification No. Floor 2005-64)

•

In February 2005, Hanxin cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

•

In October. 2003, Hanxin cork floor was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification NO.G0300708.

•

In Nov. 2003, Hanxin cork wallboard was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

•

In October 2001, Hanxin’s products and standards were certified by the Xi’an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China

•

Currently, Hanxin is working on ISO9000: 2000 and ISO14001 certifications.

Employees

We have approximately 237 employees, and believe our relationship with our employees is good.

ITEM IA.

RISK FACTORS

In a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the control of us. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect us.

RECENT ADVERSE MARKET CONDITIONS HAVE CAUSED A DECLINE IN REVENUE AND INCREASE IN OUTSTANDING ACCOUNTS RECEIVABLE THAT HAVE ADVERSELY AFFECTED OUR LIQUIDITY AND RAISE DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our business has been adversely affected by a decline in revenues and difficulty in collecting outstanding accounts receivable. In addition, we had negative cash flow in operating activities for the year ended December 31, 2008. These events raise substantial doubt about our ability to continue as a going concern unless we can collect the outstanding accounts receivable, market conditions improve, we can borrow the money either from shareholders or outside credit union, banks, or investors, and/or raise capital in the near term to (1) satisfy our current obligations, and (2) develop and market our more profitable products. We have had ongoing discussions and negotiations with a number of additional financing alternatives. However, the Company has no definitive agreements to provide funding at this time.

HANXIN MAY NOT BE ENTITLED TO CERTAIN BENEFITS THAT IT RECEIVES FROM THE CHINESE GOVERNMENT, WHICH MAY HAVE AN ADVERSE AFFECT ON ITS BUSINESS.

Hanxin takes advantage of favorable tax rates and other beneficial governmental policies afforded to it as a result of the nature of its business. In the event that the program offered to Hanxin is amended or rescinded or Hanxin’s business no longer meets the eligibility requirements of the program, it may not be able to enjoy the benefits of these programs and as a result may have to pay higher income taxes, which may have a material adverse affect on Hanxin.

The Chinese government might adjust the current industrial policies and tax rates with the growth of political and economic environment in China, which may negatively impact Hanxin’s business.

HANXIN MUST BE ABLE TO EFFECTIVELY IMPROVE ITS PRODUCT AND IF IT IS UNABLE TO IMPROVE ITS PRODUCT, ITS BUSINESS MAY BE ADVERELY AFFECTED.

Management believes that Hanxin’s cork products enjoy technical advantages over its competitors in China. If Hanxin is unable to improve and develop its products, Hanxin may not be able to compete effectively.

HANXIN IS DEPENDENT ON ITS RAW MATERIALS. ANY SHORTAGES OF THE NECESSARY MATERIALS WILL HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS

The supply of cork raw material is the base of production. The shortfall of raw material will impair the development and production of Hanxin’s products. The supply of these raw materials can also be adversely affected by any material change in the climate or other environmental conditions, which may have a material adverse impact on the costs of raw materials and the results of operations and financial condition of Hanxin.

HANXIN IS DEPENDENT ON KEY PERSONNEL, AND THE LOSS OF ANY

KEY EMPLOYEES, OFFICERS AND/OR DIRECTORS MAY HAVE A MATERIALLY ADVERSE EFFECT ON HANXIN’S OPERATIONS.

Hanxin’s success will be substantially dependent on the continued services of its executive officers and other key personnel, who generally have extensive experience in the cork industry and have been employed by Hanxin for substantial periods of time. The loss of the services of any key employees, or Hanxin’s failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on its business and results of operations.

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

DUE TO VOLATILITY, ANY QUARTER-TO-QUARTER COMPARISONS IN OUR CONSOLIDATED FINANCIAL STATEMENTS MAY NOT BE MEANINGFUL

Hanxin’s business is subject to fluctuations, which may cause its operating results to fluctuate from quarter-to-quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock.

CHANGES IN THE EXTENSIVE REGULATIONS TO WHICH HANXIN IS SUBJECT COULD INCREASE ITS COST OF DOING BUSINESS OR AFFECT ITS ABILITY TO GROW.

The governments of countries where Hanxin’s exports products, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence indirectly affect Hanxin’s profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin’s operations revenue and/or profitability.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET OF OUR SECURITIES AND THERE CAN BE NO ASSURANCE THAT ONE WILL EVER BE ESTABLISHED.

There can be no assurances that a market for our common stock will be established. Our common stock will be influenced by a number of factors relating to Hanxin, including:

•

the issuance of new equity securities;

•

competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

variations in quarterly operating results;

•

change in financial estimates by securities analysts;

•

the depth and liquidity of the market for Company's common stock;

•

our investor perceptions and the technologies industries generally;

•

general economic and other national conditions; and

•

regulation of the OTCBB

CONTROL BY PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS.

Our principal shareholders, officers and directors beneficially own approximately sixty percent (60%) of our Common Stock. As a result, such persons may have the ability to control us and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of us. See “Security Ownership Of Certain Beneficial Owners And Management.”

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

Our Articles of Incorporation and applicable Delaware Law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which it will be unable to recoup.

DIRECTOR’S LIABILITY LIMITED.

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

DEPENDENCE UPON OUTSIDE ADVISORS.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers and directors without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

NO FORESEEABLE DIVIDENDS.

We have not paid dividends on its Common Stock and do not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES.

All of the outstanding shares of Common Stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for more than one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there will be no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Securities and Exchange Commission during the year ended December 31, 2008.

ITEM 2.

PROPERTIES

Hanxin owns one property in Xi’an called “YuLeraYuan” which is for approximately 10,360.3 square meters. It was used for an entertainment space, and leased out to an unrelated party. However, in 2007, we renovated the space and built an additional student dormitory in YuLerYuan, and the constructions were completed in June 2008. Thus, the student dormitory was leased $21,590 (equivalent to RMB150,000) per month to the university located at the YuLerYuan and this agreement was extend to February 28, 2010.

Hanxin also leases an office space about 436 square meters in Xi’an for approximately $2,354 (equivalent to RMB16,352 included rent and maintenance fee) per month. The lease for this office space expires on December 31, 2008, and has been renewed for one more year until December 31, 2009.Hanxin also leases the right to use a parcel of land which is approximately 53,120 square meters and is used as our cork processing plant. The lease fee for this processing plant is about $1,439 (equivalent to RMB10,000) per month, and the lease had been extended to October 2047. Hanxin had built a fifth removable workshop on the leased land since year 2007, and has completed the construction of the workshop in third quarter year 2008. Commencing in October 2008, Hanxin started to install production line facilities in the fifth workshop. Due to the adverse market conditions in the home and commercial improvement industry, we stopped purchasing new production facilities for the fifth workshop after completion of one of the four production lines as of December 31, 2008. We have not determined when the additional production lines will be completed.

If our funds and cash inflow available, we may also complete the acquisition of a cork manufacturing enterprise in Sichuan District of PRC in year 2009.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently a party to any material legal proceeding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on Over-The-Counter Bulletin Board under the symbol AKRK.OB. Our common stock became eligible for trading on April 6, 2006. As of April 13, 2009, there were approximately 87 holders of record of our common stock. The following table sets forth the range of high and low bid information for the year ended December 31, 2008.

Period	High Bid	Low Bid
2008
First quarter	$ 0.20	$ 0.09
Second quarter	$ 0.43	$ 0.07
Third quarter	$ 0.30	$ 0.21
Fourth quarter	$0.244	$ 0.11

2007
First quarter	$0.185	$ 0.10
Second quarter	$ 0.14	$ 0.05
Third quarter	$ 0.16	$0.105
Fourth quarter	$ 0.25	$ 0.15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(a) Transfer Agent

Our transfer agent is Executive Registrar, whose address is 3615 Huron St Ste 104, Englewood, CO 80110-3494, and their contact number is (303) 783 9055.

(b) Stockholders

As of April 13, 2009, there were approximately 87 record holders of our common stock. As of April 13, 2009, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. Each investor also received warrants exercisable for 4 years to purchase shares of our common stock at an exercise price equal to the share price per share of common stock in the Financing or, if the Financing has not occurred within 12 months of the offering, at $.228 per share. Under the warrants, investors can purchase an amount of shares for an aggregate consideration up the amount of their investment.  Our obligations under the promissory notes are secured by 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, our Chief Executive Officer, and by Mr. Zhang, our Chairman .

ITEM 6.

SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2005 through 2008. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

Name	2008	2007	2006	2005
Net sales	$21,378,041	$16,050,938	$12,041,588	$12,156,152
Income (loss) from operation	$4,034,509	$2,593,556	$782,171	$3,004,179
Income (loss) before income taxes	$3,795,593	$2,269,147	$830,026	$2,976,289
Net income (loss)	$2,920,961	$1,762,041	$632,960	$2,273,562
Net income (loss) per common share	$0.08	$0.05	$0.04	$0.39
Total assets	$22,328,395	$17,399,105	$14,028,936	$12,103,863
Total liabilities	$3,063,237	$2,440,163	$1,919,878	$1,082,059
Working capital	$8,723,274	$3,668,430	$4,775,190	$6,767,792
Stockholder’s equity	$17,465,656	$13,436,624	$10,744,975	$9,721,207

No cash dividends have been paid during any of the four-year periods stated above.

ITEM 7.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes.

Overview

We, through its subsidiaries, engage in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2008 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman and a principal shareholder currently own four cork processing technology related patents in China, and has licensed three of them to Hanxin.

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

A summary of significant accounting policies is included in Note 4 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Our revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from customer, product delivery is evidenced by warehouse shipping log as well as bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues

For the year ended December 31, 2008, our revenues were $21,378,041 as compared to $16,050,938 for the year ended December 31, 2007, an increase of $5,327,103 or approximately 33.19%. The reason for the increase is primarily due to our selling efforts, increased sales of our major finished goods (wood materials, floors, and boards) increased as compared to the sales quantities in year 2007. Also，we increased our unit sales prices by 20% commencing from October 2007. For the year ended December 31, 2008, our revenues from wood materials, boards, and floor sales were $1,005,315, 103,676, and $2,532,052 respectively more than the revenue from sales of those items during the year ended December 31, 2007. Even though we had decreased sales on the tree skin raw material for the year ended December 31, 2008.

However, adverse market conditions for home and commercial renovation has recently significantly adversely affected revenues. Our revenues for the fourth quarter of 2008 declined to $3,536,742, compared to $8,958.570 for the third quarter, $6,366,384 for the second quarter and $2,516,345 for the traditionally slow first quarter. Fourth quarter revenues for 2008 were also below third and fourth quarter revenues for 2007.  While we have successfully grown our revenues over recent years, we cannot predict when the industry will recover.

Cost of Sales and Gross Profit

For the year ended December 31, 2008, cost of sales amounted to $13,937,361 or 65.19% of net revenues as compared to cost of sales of $10,990,041 or 68.47% of net revenues for the year ended December 31, 2007, a percentage decrease of 3.28%. The decrease was primarily due to reduction of waste of materials resulting in more efficient work from repaired and improved machinery and equipment used by us. Accordingly, gross profit for the year ended December 31, 2008 increased $2,379,783 to $7,440,680 from $5,060,897 in the year ended December 31, 2007. We are currently working with a vendor of raw materials to secure future price by proposing long term supplier contracts.

Operating Expenses

For the year ended December 31, 2008, total operating expenses were $3,406,171 as compared to $2,467,341 for the year ended December 31, 2007, an increase of $938,830 or 38.05%.

Included in this increase were:

* For the year ended December 31, 2008, selling expenses amounted to $2,711,764 as compared to $1,954,225 for the year ended December 31, 2007, an increase of $757,539 or 38.76%. For the year ended December 31, 2008, we experienced a significant increase in sales commission expenses of $749,433 and in freight expenses of $44,505 with our increased revenue.

* For the year ended December 31, 2008, general and administrative expenses were $694,407 as compared to $513,116 for the year ended December 31, 2007, an increase of $181,291 or 35.33%. The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, legal fees and professional fee in connection with our SEC filing, name change, and USA capital market fund raising and public relationship advisory charges in the current year.

Other Income (Expense)

For the year ended December 31, 2008, other expense amounted to $238,916 as compared to other expense of $324,409 for the year ended December 31, 2007. Other (expense) income, net for the years ended December 31, 2008 and 2007 were primarily related to net rental income $159,495 and $78,226 respectively from our leasing entertainment facility. These rental net incomes had been offset by the franchise taxes $10,116 and $55,000 accrued in the year 2008 and 2007, respectively. Also, this rental income was primarily offset by the donation made by the Company during the second quarter of 2008 in the amount of $72,975 in connection with the earthquake in Sichuan PRC.

For the year ended December 31, 2008, net interest expense was $153,643 as compared to net interest expense of $6,270 for the year ended December 31, 2007, a decrease of $147,373. This was attributable to the Company acquired a convertible note for USA investors in amount of $700,000 (approximately RMB4.8 million) in June 2008 with 18% annual rate and mature date due in June 2009. Thus, the Company had incurred more interest expense in the current year.

For the year ended December 31, 2008, the Company incurred less loss on disposition of fix assets than 2007 by $182,763 or (53.42%). Since the loss incurred in year 2008 was not deductible for the tax purpose in P.R. China, the Company had recognized deferred income taxes assets for the time difference.

Income Taxes

Net income taxes expenses increased by $248,577 to $597,448 for the year ended December 31, 2008 as compared to $348,871 for the year ended December 31, 2007. This increase was due to an increase in net income before income taxes in year 2008, although it had been offset with deferred income taxes benefits $23,905 in year 2008.

Minority Interest

For the year ended December 31, 2008, we reported a minority interest in income of subsidiary of $277,184 as compared to $158,235 for the year ended December 31, 2007. The minority interests income of subsidiaries were attributable to Hanxin and Cork I&E, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $3,547,380 from $2,760,789 as of December 31, 2007 to $6,308,169 as of December 31, 2008. The increase was primarily due to a increase in accounts receivable of $2,526,233 from $2,429,772 at December 31, 2007 to $4,956,005 at December 31, 2008, a increase in inventory of $1,835,871 from $920,140 at December 31, 2007 to $2,756,011 at December 31, 2008, and an increase in accounts payable and accrued expenses of $470,933 from $956,519 at December 31, 2007 to $1,427,452 at December 31, 2008. Those increases had been offset by the cash and equivalents decreased by $343,791 from $367,396 as of December 31, 2007 to $23,605 as of December 31, 2008. The net increase in working capital was primarily due to increased sales from our customers and increased inventories to assure manufacture during the year ended December 31, 2008.

Cash used in operating activities was ($367,673) for the year ended December 31, 2008 as compared to $2,074,461 provided for the year ended December 31, 2007. The increase in cash used in operating activities was a result of an increase of net income, accounts receivable, and inventories for the year ended December 31, 2008.

Net cash used in investing activities decreased $1,750,976 to $302,732 for the year ended December 31, 2008 from $2,053,708 for the year ended December 31, 2007. This change was primarily due to the payments for land used right purchase, deposit for acquisition, and construction in progress for amounts of $1,370,877, $1,370,877, and $1,253,703 in year 2007, these amounts had been offset by the proceeds from repayment of unrelated parties in amount of $1,922,066 in year 2007.

Financing activities for the year ended December 31, 2008 was $568,084 net cash provided as compared to ($388,956) net cash used in for the year ended December 31, 2007. This change was primarily attributable to acquire a convertible note in amount $700,000 from USA investor in June, 2008.

In 2007, we entered into an agreement to purchase land use right in Shaanxi BaoJi District P.R. China from Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”), one of our most important sales distributors in Shaanxi Province P.R. China. We terminated the land purchase agreement on August 19, 2008 and the deposits were refunded to us in August and September 2008. Shuta had opened cork retail chain stores exclusively selling our products but we could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shaanxi Shuta. As a result, Shaanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing a very important distribution channel, and to assist Shaanxi Shuta to recover, we loaned RMB10 million (equivalent to $1,465,738) to the Shaanxi Shuta for a one year term starting from October 27, 2008. This loan does not bear interest and is unsecured.

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of December 31, 2008. The Company’s obligations under the promissory notes are secured by shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, and by Mr. Zhang

Our business has been adversely affected by a decline in revenues and difficulty in collecting outstanding accounts receivable. During the fourth quarter of 2008, our accounts receivable outstanding for over half year increased promptly to approximately amounts of $1,551,836 (equivalent to RMB10,587,400) and the cash and equivalents had dropped down significantly to $23,605 as of December 31, 2008. In addition, we had negative cash flow in operating activities for the year ended December 31, 2008. These events raise substantial doubt about our ability to continue as a going concern unless we can collect the outstanding accounts receivable, market conditions improve, we can borrow the money either from shareholders or outside credit union, banks, or investors, and/or raise capital in the near term to (1) satisfy our current obligations, and (2) develop and market our more profitable products.

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives. However, the Company has no definitive agreements to provide funding at this time.

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

(b) Product risk

In addition to competing with other Chinese companies, we could have to compete with larger US and European companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. and European companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Federal Income Tax Aspects of Investment in us

The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations (“Treasury Regulations”), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon us and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

Dividends on Common Stock

Distributions made by us with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of our current or accumulated earnings and profits (“earnings and profits”), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder’s allocable share of our earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder’s adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder’s adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder’s holding period for the Common Stock is more than one year.

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

We do not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder’s tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, us, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.

Other Disposition of the Common Stock

Upon the sale or exchange of shares of Common Stock, to or with a person other than us, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder’s adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

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

ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to “discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and (D) in accordance with the documents and instruments governing the plan.” Fiduciaries who breach the duties that ERISA imposes may suffer a wide variety of legal and equitable remedies, including (i) the requirement to restore qualified plan losses and to pay over any fiduciary’s profits to the qualified plan; (ii)

removal as fiduciary of the qualified plan; and (iii) liability for excise taxes that Section 4975 of the Code imposes

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENT DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions Held
Fangshe Zhang	51	Chairman
Pengcheng Chen	33	CEO/Director
Yi Tong	37	Chief Financial Officer/Director
Yi Zhang	37	Chief Operating Officer
Pingjun Zhang	60	Chief Technical Officer
Genshe Bai	49	Director
Shengli Liu	41	Director

The directors named above will serve until the annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between our sole directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Mr. Fangshe Zhang, Chairman

Mr. Zhang founded Hanxin in 2001 and has acted as its Chairman of the Board of Directors since its inception. Prior to forming Hanxin, Mr. Zhang was the general manager of Xi’an Dong Da Terrestrial Heat Heating Co., Ltd., a company whose primary business was the development of terrestrial heat. Mr. Zhang is a technical expert in cork processing technology, holding more than six patents in China.

Mr. Pengcheng Chen, CEO/Director

Mr. Chen is our Chief Executive Officer and a director and has worked at Hanxin since 2002. From 1997 to 1998 he worked for Xi'an Tangcheng Hotel as an assistant general manager. From 1998 to 2000 he served as general manager of Xi'an Qingye Virescence Co. Ltd, a gardening engineering company.

Mr. Yi Zhang, Chief Operating Officer

Mr. Zhang is our Chief Operating Officer and has worked at Hanxin since April 2004. From April 2002 to August 2004 he was general manager of Shanxi Litian Science & Technology Co., Ltd, a wine trading company  From November 1993 to March 2002 he worked at Xi’an Xianyang International Airport where from 1996 to 2002 he served as operating manager.

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

Mr. Pingjun Zhang, Chief Technical Officer

Mr. Zhang is our Chief Technical Officer and has worked for Hanxin since 1999. From 1985 through 1999 he was the design manager of Xi’an Chemical Co., Ltd., a chloralkali chemical company.

Mr. Genshe Bai, Director

Mr. Bai is a director of us and has been affiliated with Hanxin since 2002. From 1996 to 2002 he worked as the general manager of Xi’an Commodity Development Co., Ltd., a company engaged in the purchase and sale of commodities. From 1980-1996 Mr. Bai worked as a manager of the auditing department for Xi’an Commodity Bureau, a governmental agency responsible for the regulation of commodities.

Mr. Shengli Liu, Director

Mr. Liu is a director of us and has worked for Hanxin since 2002. From 1997 to 2002 he was the director for the 12th section of Xikang railway project of China Railway 18th Bureau Group Co., Ltd. From 1989 to 1997 he worked as a manger in the metals division of the Xi'an Commodity Bureau.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No event listed in Sub-paragraphs of Subparagraph (f) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

For companies registered pursuant to section 12(g) of the Exchange Act, Section

16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership.

All officers and directors owning shares of common stock have filed the required reports under Section 16(A) of the Act.

BOARD COMMITTEES

Our board of directors is currently composed of four directors: Mr. Chengpeng Chen, Mr. Yi Tong, Mr. Genshe Bai, and Mr. Shengli Liu. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

CODE OF ETHICS

The Company has a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company. The Code is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable governing laws, rules and regulations;

•

The prompts internal reporting of violations of the Code to the appropriate person or persons; and

•

Accountability for adherence to this Code.

ITEM 11:

EXECUTIVE COMPENSATION.

COMPENSATION PHILOSOPHY

Our boards of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis. Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful. However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

SUMMARY COMPENSATION TABLE

The following table discloses executive compensation received for the fiscal year ended December 31, 2008 as well as the preceding three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award	Securities Underlying Options	Total Compensation
Fangshe Zhang,	2008	$3,013	$ - 0 -	$ - 0 -	$ - 0 -	$ 3,013
Chairman	2007	$3,971	$ 3,945	$ - 0 -	$ -0 -	$ 7,916
	2006	$3,972	$ 3,844	$ - 0 -	$ - 0 -	$ 7,816
Pengcheng Chen,	2008	$5,182	$ - 0 -	$ - 0 -	$ - 0 -	$ 5,182
Chief Executive Officer	2007	$6,143	$ 3,945	$ - 0 -	$ - 0 -	$10,088
	2006	$5,766	$ 3,844	$ - 0 -	$ - 0 -	$ 9,610
Yin Tong,	2008	$3,013	$ - 0 -	$ - 0 -	$ - 0 -	$ 3,013
Chief Financial Officer	2007	$3,656	$13,151	$ - 0 -	$ - 0 -	$16,807
	2006	$3,588	$ 3,588	$ - 0 -	$ - 0 -	$ 7,176
Yi Zhang,	2008	$3,013	$ - 0 -	$ - 0 -	$ - 0 -	$ 3,013
Chief Operating Officer	2007	$3,656	$ 6,575	$ - 0 -	$ - 0 -	$10,231
	2006	$3,588	$ 3,203	$ - 0 -	$ - 0 -	$ 6,791
Pingjun Zhang,	2008	$ 3,013	$ - 0 -	$ - 0 -	$ - 0 -	$ 3,013
Chief Technical Officer	2007	$3,656	$ 6,575	$ - 0 -	$ - 0 -	$10,231
	2006	$3,306	$ 3,203	$ - 0 -	$ - 0 -	$ 6,509

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None. No compensation had been paid to any director solely in connection with their role as a director.

EMPLOYMENT AGREEMENTS

Each major employee and consultant of Hanxin is required to sign an employment agreement. The employment agreements run for a period of one (1) year, however, an employee may be fired for cause.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 13, 2009, information with respect to the beneficial ownership of our outstanding Common Stock by (i) each director and executive officer of us, (ii) all directors and executive officers of us as a group, and (iii) each shareholder who was known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,663,850 shares outstanding.

Title of Class	Name and Address of Beneficial Owner of Shares	Position	Number of shares held by Owner	Percent of Class
Common	Pengcheng Chen (1)	CEO/Director	11,361,457 (1)	31.86%
Common	Fangshe Zhang (2)	Chairman	9,892,096 (2)	27.74%
Common	Yi Tong	CFO/Director	––	––
Common	Yi Zhang	Chief Operating Officer	––	––
Common	Pingjun Zhang	Chief Technical Officer	––	––
Common	Genshe Bai	Director	––	––
Common	Shengli Liu	Director	––	––
Common	Executive Officers & Directors as a Group		21,253,555	59.60%

———————

(1)

Having an address at No. 23, Tiyu Street, Chang’an District, Xi’an, China. Includes (i) 1,380,000 shares of common stock and (ii) 9,981,457 shares of common stock issued from the conversion of 338 shares of Series A Preferred Stock

(2)

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

LONG TERM EQUITY COMPENSATION PLAN

On September 30, 2005, shareholders owning a majority of our Common Stock approved, adopted and ratified our Long Term Equity Compensation Plan (the “Plan”) in order to optimize our profitability and growth through incentives which are consistent with our goals and which link the interests of select employees, directors and consultants with those of our shareholders. We believe that the Plan also promotes teamwork and provides employees, directors and consultants with an incentive to strive for excellence. The Plan is described as follows:

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2008, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $177,699which represented the net amount lent by officers to us.

Mr. Fangshe Zhang, our Chairman and a principal shareholder leases us three cork processing technology related patents in China. During the years ended December 31, 2008 and December 31, 2007 respectively, we paid him license fees for these patents in the aggregate amount of $345,444 and $315,615.

ITEM 14.

PRINCIPAL ACCOUNTANT

Audit Fees

We accrued an aggregate of approximately $66,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our Quarterly Reports and audit of our financial statements for the year ended December 31, 2008.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by MS Group CPA LLC.

PART IV

ITEM 15.

EXHIBITS LIST AND FINANCIAL STATEMENT SCHEDULES.

(a)   Exhibits:

3(a)	Articles of Incorporation*
3(b)	Bylaws*
4(b)	Specimen Stock Certificate*
2.1	Spin - Off Agreement, dated September 19, 1996, between us and Kushi Macrobiotics Corp.*
2.2	Amended and Restated Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and us , dated August 12, 1996*
2.3

Agreement and Plan of Merger, dated as of July 11, 2005, by and among Kushi Natural Foods Corporation, Kushi Sub, Inc., Hanxin (Cork) International Holding Co., Ltd., Xi’An Cork Investments Consultative Management Co. and Xian Hanxin Science and Technology Co., Ltd. ***

2.4	Amendment to Agreement and Plan of Merger dated as of September 30, 2005. ****
10.1	Loan Agreement dated as of October 27, 2008 with Shaanxi Shuta Wood Products Co., Ltd
20.	Information Statement filed with the Securities and Exchange Commission on August 26, 2004 *****
21	Our subsidiaries: (i) Kushi Sub, Inc; (ii) Xi’An Cork Investments Consultative Management Co.; and (iii) Xian Hanxin Technology Co., Ltd (iv) Cork Import and Export Co., Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
*	Incorporated by reference to the like numbered exhibit to our Registration Statement on Form 10-SB.
**	Filed herewith
***	Incorporated by reference to our report on Form 8-K filed on August 9, 2005.
****	Incorporated by reference to our report on Form 8-K/A filed on January 18, 2006.
*****	Incorporated by reference to our Information Statement on Schedule 14-C filed on October 18, 2005 (Preliminary) and November 8, 2005 (Definitive).

(b)   Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

ASIA CORK INC.

By:	/s/ PENGCHENG CHEN
Pengcheng Chen, Chief
Executive Officer

DATE: April 12, 2009

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ FANGSHE ZHANG	Chairman	April 12, 2009
Fangshe Zhang

/s/ PENGCHENG CHEN	Chief Executive Officer/	April 12, 2009
Pengcheng Chen	Director

/s/ YI TONG	Chief Financial Officer/	April 12, 2009
Yi Tong	Director

/s/ YI ZHANG	Chief Operating Officer	April 12, 2009
Yi Zhang

/s/ PINGJUN ZHANG	Chief Technical Officer	April 12, 2009
Pingjun Zhang

/s/ GENSHE BAI	Director	April 12, 2009
Genshe Bai

/s/ SHENGLI LIU	Director	April 12, 2009
Shengli Liu

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asia Cork Inc. (f/k/a Hankersen International Corp.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asia Cork Inc. (f/k/a Hankersen International Corp.) and Subsidiaries (the “Company”) as of years ended December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The management of Asia Cork Inc. (f/k/a Hankersen International Corp.) and Subsidiaries is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Cork Inc. (f/k/a Hankersen International Corp.) and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative cash flow in operating activities and difficulty in collecting outstanding accounts receivable, and lacks of cash and equivalents to satisfy its current obligations. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

MS Group CPA LLC
MS Group CPA LLC

Edison, New Jersey
April 12, 2009

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Current Assets
Cash and equivalents	$23,605	$367,396
Accounts receivable, net of allowance for doubtful accounts of $23,787 and $12,210, respectively	4,956,005	2,429,772
Inventories	2,756,011	920,140
Advance to suppliers	2,562,357	2,375,174
Loan to unrelated party	1,465,738	––
Deferred income taxes assets	7,757	––
Prepayments and other current assets	15,038	16,111
Total Current Assets	11,786,511	6,108,593
Property and Equipment - Net	4,813,629	1,754,830
Deposit for Purchase of Fixed Assets	2,022,719	1,891,810
Deposit for Purchase of Intangible Assets	––	1,370,877
Deposit for Acquisition	1,465,738	1,370,877
Construction in Progress	––	2,821,817
Investment - At Cost	2,052,034	1,919,228
Intangible Assets- Net	171,178	161,073
Deferred Income Taxes Assets	16,586	––
Total Assets	22,328,395	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,427,452	956,519
Loan payable	439,722	534,642
Convertible note	700,000	––
Customer deposit	10,118	––
Taxes payable	275,219	767,764
Due to stockholders/officers	177,699	166,199
Other current liabilities	33,027	15,039
Total Current Liabilities	3,063,237	2,440,163
Total Liabilities	3,063,237	2,440,163
Minority Interest	1,799,502	1,522,318
Stockholders' Equity
Series A preferred stock, $0.0001 par value, 5,000,000 shares authorized,
zero shares issued and outstanding, respectively.	––	––
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 and 35,413,850 issued and outstanding, respectively.	3,566	3,541
Additional paid-in capital	4,400,946	4,396,772
Reserve funds	2,231,904	1,741,715
Retained earnings	8,160,402	5,729,630
Accumulated other comprehensives income	2,668,838	1,564,966
Total Stockholders' Equity	17,465,656	13,436,624

Total Liabilities and Stockholders' Equity	$22,328,395	$17,399,105

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007
Revenues	$21,378,041	$16,050,938
Cost of Goods Sold	13,937,361	10,990,041
Gross Profit	7,440,680	5,060,897

Operating Expenses
Selling expenses	2,711,764	1,954,225
General and administrative expense	694,407	513,116

Total Operating Expenses	3,406,171	2,467,341

Income From Operations	4,034,509	2,593,556

Other Income (Expense)
Interest (expense), net	(153,643)	(6,270)
Other income (expense), net	74,091	23,988
Loss on disposition of fix assets	(159,364)	(342,127)

Total Other (Expense) Income	(238,916)	(324,409)

Income Before Taxes and Minority Interest	3,795,593	2,269,147

Provision for Income Taxes	597,448	348,871

Income Before Minority Interest	3,198,145	1,920,276

Minority Interest	277,184	158,235

Net Income	$2,920,961	$1,762,041

Other Comprehensive Income:
Foreign Currency Translation Gain	1,103,872	929,608

Comprehensive Income	$4,024,833	$2,691,649

Net Income Per Common Share
- Basic	$0.08	$0.05
- Diluted:	$0.08	$0.05

Weighted Common Shares Outstanding
- Basic	35,514,406	35,413,850
- Diluted:	35,514,406	35,413,850

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series A Preferred Stock		Common Stock,		Additional Paid-in Capital	Reserve Fund	Retained Earnings/ (Accumulated Deficit)	Other Comprehensive Income	Total Shareholders' Equity
	No. of Shares	Amount	No. of Shares	Amount
Balance, December 31, 2006	––	$––	35,413,850	$3,541	$4,396,772	$1,432,992	$4,276,312	$635,358	$10,744,975

Net income	––	––	––	––	––	––	1,762,041	––	1,762,041

Appropriation of
Reserve funds	––	––	––	––	––	308,723	(308,723)	––	––

Foreign currency translation gain	––	––	––	––	––	––	––	929,608	929,608

Balance, December 31, 2007	––	$––	35,413,850	$3,541	$4,396,772	$1,741,715	$5,729,630	$1,564,966	$13,436,624

Patent rights donation	––	––	––	––	4,199	––	––	––	4,199

Issue new common stocks on July 31, 2008
for service received	––	––	150,000	15	(15)	––	––	––	––

Issue new common stocks on August 14, 2008
for service received	––	––	100,000	10	(10)	––	––	––	––

Net income	––	––	––	––	––	––	2,920,961	––	2,920,961

Appropriation of
Reserve funds	––	––	––	––	––	490,189	(490,189)	––	––

Foreign currency translation gain	––	––	––	––	––	––	––	1,103,872	1,103,872

Balance, December 31, 2008	––	$––	35,663,850	$3,566	$4,400,946	$2,231,904	$8,160,402	$2,668,838	$17,465,656

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net Income	$2,920,961	$1,762,041
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	286,352	248,581
Bad debt adjustment	10,539	(1,496)
Loss on disposition of fix assets	159,364	342,127
Minority interest	277,184	158,235
Deferred income taxes benenfits	(23,905)
Changes in operating assets and liabilities:
Accounts receivable	(2,215,522)	(291,558)
Inventories	(1,657,504)	(161,894)
Advance to suppliers	(21,350)	(732,019)
Prepayments and other current assets	2,046	25,905
Accounts payable and accrued expenses	378,550	287,326
Customer deposits	10,118	––
Taxes payable	(510,357)	433,419
Other current liabilities	15,851	3,794
Net Cash (Used in) Provided by Operating Activities	(367,673)	2,074,461
Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	1,370,877	––
Payment for the deposit for purchase of intangible assets	––	(1,370,877)
Proceeds from return the deposit for purchase of fix assets	––	25,628
Payment for deposit for acquisition	––	(1,370,877)
Payment for purchase of equipment	(589)	(5,945)
Payment for unrelated parties	(1,465,738)	––
Payment for construction in progress	(207,282)	(1,253,703)
Proceeds from repayment of unrelated party	––	1,922,066
Net Cash Used in Investing Activities	(302,732)	(2,053,708)
Cash Flows From Financing Activities
Proceeds from long-term debt	439,722	534,642
Payments to long-term debt	(571,638)	(959,614)
Proceeds from convertible note	700,000	––
Payments to stockholders/officers	––	(419,543)
Proceeds from stockholders/officers	––	455,559
Net Cash Provided by (Used in) Financing Activities	568,084	(388,956)
Net Decrease in Cash and Equivalents	(102,321)	(368,203)
Effect of Exchange Rate Changes on Cash	(241,470)	170,866
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$23,605	$367,396
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the years ended December 31, 2008 and 2007, respectively	$52,418	$70,923
Income taxes paid for the years ended December 31, 2008 and 2007, respectively	$794,835	$153,007
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Construction in process transferred out to property	$3,385,406	$––
Shareholder donated intangible assets into the Company without payment	$4,199	$––

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Asia Cork Inc. (f/k/a Hankersen International Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

On July 11, 2008, the Company's wholly owned subsidiary, Asia Cork Inc., was merged into its parent, the Company, in order to change the name of the Company, after approval by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of the Company. The capitalizations are described in further detail in Note 18 to the accompanying consolidated financial statements.

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

During the year ended December 31, 2005, the Company, through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. (“Cork I&E”), a PRC corporation engages in cork trading businesses.

Hanxin International has no other business activities but owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (“PRC”) corporations. Most of the Company’s activities are conducted through Hanxin.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan through the distributors or agents.

2.

NEGATIVE CASH FLOW IN OPERATING ACTIVITIES DURING TRANSACTION PERIOD AND MANAGEMENT PLANS

During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable outstanding for over half year increased promptly to the amounts of $1,741,487 (equivalent to RMB11,881,294) and the cash and equivalents had dropped down significantly to $23,605 as of December 31, 2008. In addition, the Company had negative cash flow in operating activities for the year ended December 31, 2008. These events raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to collect the outstanding accounts receivable, to borrow the money either from shareholders or outside credit union, banks, or investors, and to raise capital in the near term to (1) satisfy its current obligations, and (2) the successful wide scale development and marketing of its high profit products.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives. However, the Company has no definitive agreements to provide funding at this time.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

BASIS OF PRESENTATION

Principle of consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of Asia Cork Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

Advertising costs

Advertising costs are booked as expenses as incurred. The Company incurred $1,539 and $237,369 for the years ended December 31, 2008 and 2007, respectively.

Shipping and handling costs

Shipping and handling costs are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $524 and $471 for the years ended December 31, 2008 and 2007, respectively.

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

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Operations.

Impairment of long-lived assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operation.

Intangible assets

Intangible assets include land use right. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 40 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

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

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, advances to suppliers, prepayments and other current assets, accounts payable, accrued expenses, loan payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's loans payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements on December 31, 2008.

Income taxes

The Company and its U. S. subsidiary will file consolidated federal income taxes return and state franchise tax annual report individually. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

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

New accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.161,”Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

5.

INVENTORIES

Inventories on December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Raw materials	$2,073,501	$536,319
Work in process	210,526	103,395
Finished goods	427,459	249,932
Packaging and other	44,525	30,494
Total	$2,756,011	$920,140

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6.

LOAN TO UNRELATED PARTY

There were acquisition deposits RMB10 million prepared to purchase the land use right in Shaanxi BaoJi District P.R. China from Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”), one of Hanxin’s major sales distributors in Shaanxi Province P.R. China. For the year ended December 31, 2008 and 2007, Shaanxi Shuta had purchased $705,813 (equivalent RMB4,903,704) and $302,203 (equivalent to RMB2,298,014) merchandises from Hanxin, respectively. However, Hanxin terminated the land purchase agreement on August 19, 2008. Pursuant to the Cancellation Agreement, the deposits had been refunded back to Hanxin in August and September 2008.

In year 2008, Shaanxi Shuta opened cork retail chain stores exclusively selling Hanxin’s products but Hanxin could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shaanxi Shuta; thus Shaanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin had loaned RMB10 million (equivalent to $1,465,738) to the Shaanxi Shuta for one year term starting from October 27, 2008. This loan is no interest bearing and unsecure.

7.

PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	Estimated Life	December 31,
		2008	2007
Building and improvement	27-35	$4,894,945	$1,507,241
Manufacturing equipment	1-8	838,766	1,128,887
Office furniture and equipment	5	31,141	28,575
Vehicle	2-8	12,527	11,716
Machinery improvement	3	80,616	75,398
Subtotal		5,857,995	2,751,817
Less Accumulated depreciation		1,044,366	996,987
Total		$4,813,629	$1,754,830

For the years ended December 31, 2008 and 2007, depreciation expenses amounted to $281,185 and $244,003, respectively. Loss on disposal of fixed assets for the years ended December 31, 2008 and 2007 were $159,364 and $342,127, respectively.

8.

DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for Hanxin, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,022,719 (equivalent to RMB 13,800,000) to the agent as of December 31, 2008, and the same deposit was valued at $1,891,810 (equivalent to RMB 13,800,000) as of December 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that Hanxin is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by September 30, 2009.

9.

DEPOSIT FOR PURCHASE OF INTANGIBLE ASSETS

Pursuant to the terms of a Cancellation Agreement dated August 19, 2008, Hanxin and Shaanxi Shuta terminated the Land Transfer Agreement by which Hanxin had intended to purchase the right to use a parcel of land from Shaanxi Shuta in the ShaanXi Baoji district of the PRC. The entire $1,472,776 (equivalent to RMB 10 million) deposit that had been previously paid to Shaanxi Shuta pursuant to the Land Transfer Agreement was refunded to Hanxin in August 2008 and September 2008. However, Hanxin loaned the same amount, RMB10 million, back to Shaanxi Shuta on October 27, 2008. More detail situation listed in the preceding Note 6.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10.

DEPOSIT FOR ACQUISITION

Hanxin intended to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”), and signed a strategic corporation agreement with SHCM on March 26, 2007. The purchase price of SHCM shall not exceed $2,741,754 (RMB20 million) based upon the agreement. As of December 31, 2008, Hanxin paid $1,465,738 (equivalent to RMB10 millions) deposit to SHCM. SHCM is a manufacturer for cork products and is one of Hanxin’s current cork raw material providers. Hanxin anticipates apply the whole deposited amount to the raw materials payments if the acquisition does not occur before the end of year 2009.

11.

CONSTRUCTION IN PROGRESS

Student dormitory construction and interior decoration were completed in June 2008. All costs of approximately $2.4 million (equivalent to RMB 16,525,621) had been transferred to the property as of June 30, 2008. Although the construction had been completed, Hanxin did not acquire the occupation certificates and ownership certificates with respect to the dormitory. Hanxin expects to receive these certificates before the end of year 2009. However, there is no assurance to this matter.

The fifth workshop was completed in September 2008. All costs of $963,182 (equivalent to RMB 6,571,311) had been transferred to the property as of September 30, 2008. Commencing in October 2008, Hanxin started to install production line facilities in the fifth workshop. Due to adverse market conditions for home and commercial renovation and decoration, Hanxin’s revenue had dropped down and accounts receivable outstanding for more than three months was increased promptly in the fourth quarter 2008 as compared to the same period of 2007. Simultaneously, Hanxin’s cash and equivalents balance, working capital, and cash flow for operating activities were also tensional in the fourth quarter 2008. As a result, Hanxin had stopped purchasing new production facilities for the fifth workshop after completed one of four production lines installation as of December 31, 2008. Hanxin has not determined when the additional production lines will be completed.

As of December 31, 2008 and 2007, the construction in progress consisted of the following:

	December 31,
	2008	2007
Student dormitory construction	$––	$2,204,922
Fifth workshop construction	––	616,895
Total construction in progress	$––	$2,821,817

12.

INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,052,034 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13.

INTANGIBLE ASSETS

On September 27, 2001, the Company purchased the right to use a parcel of land for 40 years. The purchase price is being amortized over the term of the right. In addition, during the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang, with no payments. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,199 (equivalent to RMB28,800). On December 31, 2008 and 2007, intangible assets, less accumulated amortization consisted of the following:

	December 31,
	2008	2007
Intangible assets	$208,332	$190,901
Less: Accumulated amortization	37,154	29,828
Total	$171,178	$161,073

For the years ended December 31, 2008 and 2007, amortization expense amounted to $5,167 and $4,578, respectively.

The amortization expenses for the next five years are as follows:

For the Year Ending December 31,	Amount
2009	$5,421
2010	5,421
2011	5,421
2012	5,421
2013	5,421

14.

LOANS PAYABLE

Loans payable as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642) from Xian Xitaoyuan Credit Bank by pledging the Company’s building in YuLerYuan with bank. The loan interest is 0.837% per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722) from the same bank again, but the new interest rate had been increased to 0.9967% per month The expiration date for this new short-term loan is June 30, 2009.	$439,722	$534,642
Total Loan Payable	$439,722	$534,642

15.

CONVERTIBLE NOTE

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of December 31, 2008.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

16.

TAX PAYABLE

The Company and its U. S. subsidiary will file consolidated Federal income tax and state franchise tax annual report individually. Its PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company’s BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech Manufacturing Enterprise" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech Manufacturing Enterprise. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income has been subject to a 15% tax starting from January 1, 2005. CIE is not “High Tech Manufacturing Enterprise” approved by China State Council, thus its income is subject to 33% tax rate. Commencing from January, 2008, based on the new regulation in the PR, CIE’s income is subject to 25% tax rate.

On December 31, 2008 and 2007, taxes payable consisted the following:

	December 31,
	2008	2007
Value-added tax	$177,287	$393,969
Corporate income tax provision	74,883	235,465
Local taxes and surcharges	13,491	83,330
Franchise tax	9,558	55,000
Total	$275,219	$767,764

The deferred income taxes assets results from loss on disposition of fix assets that are no deductible.

The components of the provisions for income taxes were as follows:

	For The Years Ended December 31,
	2008	2007
Current taxes:
Current income taxes in P.R. China	$621,353	$348,871
Deferred income taxes benefits	23,905	––
Total provision for income taxes	$597,448	$348,871

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

17.

DUE TO STOCKHOLDERS/OFFICERS

Amounts due to a stockholder/officer are unsecured, non-interest bearing and no set repayment date. As of December 31, 2008 and 2007, the total net amounts due to the stockholder/officer were $177,699 and $166,199, respectively, which represented the net amounts lent by shareholders/officers to the Company.

18.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of December 31, 2008.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fang She Zhang. These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents was RMB28,800 (equivalent to $4,199). In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of December 31, 2008.

19.

LEASE COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2009 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of December 31, 2008.

For the Year Ending December 31,	Amount
2009	$69,089
2010	17,272
2011	17,272
2012	17,272
2013	17,272
Thereafter	584,376
Total minimum rental payments required	$722,553

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Rent and properties maintenance expenses amounted to $189,451 and $38,004 for the years ended December 31, 2008 and 2007, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fang She Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2008.

For the Year Ending December 31,	Amount
2009	$345,444
2010	345,444
2011	101,714
Total minimum rental payments required	$792,602

Patent lease expenses amounted to $345,444 and $315,615 for the years ended December 31, 2008 and 2007, respectively.

On June 15, 2008, the Company signed an agreement with Hawk to provide investor relations consulting and advisory services. The term of this agreement is effective through June 30, 2009. Hawk is paid a retainer fee of $7,500 per month and the payments are due at the beginning of each month. Hawk was also issued 100,000 restricted 144 shares of the Company’s common stock on August 14, 2008.

20.

RESERVE FUND AND DIVIDENDS

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

As of December 31, 2008 and 2007, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $2,231,904 and $1,741,715 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

The Company has not declared or paid cash dividends or made distributions in the past.

21.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

ASIA CORK INC. AND SUBSIDIARIES

(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Concentrations Risks:

For the years ended December 31, 2008 and 2007, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

Year Ended December 31,	Purchases from Major Suppliers	Number of Suppliers	Percentage of Total
2008	$5,589,794	3	39.09%
2007	$2,761,972	2	27.50%

Geographical Risks:

Substantially all of the Company’s assets and operations were in the PRC for the years ended December 31, 2008 and 2007. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.