Form 10-Q
period 2009-03-31
Asia Cork Inc.
filed 2009-05-18
CIK 1104040

United States

Securities and Exchange Commission

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐     Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 15, 2009 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): YES ☐  NO ☑

ASIA CORK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2009

INDEX

 Page

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Item 2.       Management's Discussion And Analysis Or Plan Of Operation

14

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

18

Item 4.       Controls And Procedures

18

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

19

Item 1A     Risk Factors

19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.       Defaults Upon Senior Securities

19

Item 4.       Submission of Matters to a Vote of Security Holders

19

Item 5.       Other Information

19

Item 6.       Exhibits

19

Signatures

20

Part I - Financial Information

Item 1.

 Financial Statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$18,979	$23,605
Accounts receivable, net of allowance for doubtful accounts of $22,940 and $23,787, respectively	4,645,920	4,956,005
Inventories	2,632,242	2,756,011
Advance to suppliers	2,826,187	2,562,357
Loan to unrelated party	1,463,351	1,465,738
Deferred income tax assets	6,916	7,757
Prepayments and other current assets	81,797	15,038
Total Current Assets	11,675,392	11,786,511

Property and Equipment - Net	4,731,266	4,813,629
Deposit for Purchase of Fixed Assets	2,019,425	2,022,719
Deposit for Acquisition	1,463,351	1,465,738
Investment - At Cost	2,048,692	2,052,034
Intangible Assets- Net	169,546	171,178
Deferred Income Tax Assets	15,521	16,586
Total Assets	22,123,193	22,328,395

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,380,071	1,427,452
Loan payable	439,005	439,722
Convertible note	700,000	700,000
Customer deposit	10,102	10,118
Taxes payable	189,426	275,219
Due to stockholders/officers	177,410	177,699
Other current liabilities	3,418	33,027
Total Current Liabilities	2,899,432	3,063,237

Total Liabilities	2,899,432	3,063,237

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,400,946	4,400,946
Reserve funds	2,231,904	2,231,904
Retained earnings	8,154,571	8,160,402
Accumulated other comprehensive income	2,636,307	2,668,838
Total Asia Cork Inc. Stockholders' Equity	17,427,294	17,465,656
Noncontrolling Interest	1,796,467	1,799,502
Total Equity	19,223,761	19,265,158

Total Liabilities and Equity	$22,123,193	$22,328,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$902,504	$2,516,345
Cost of Goods Sold	689,587	1,683,099
Gross Profit	212,917	833,246

Operating Expenses
Selling expenses	125,165	279,294
General and administrative expense	104,442	73,469
Total Operating Expenses	229,607	352,763

(Loss) Income From Operations	(16,690)	480,483

Other Income (Expense)
Interest (expense), net	(12,621)	(12,553)
Other income (expense), net	24,725	34,143
Total Other Income	12,104	21,590

(Loss) Income Before Taxes	(4,586)	502,073
Provision for Income Taxes	4,280	76,791

Net (Loss) Income Before Noncontrolling Interest	(8,866)	425,282

Less: Net (loss) income attributable to the noncontrolling interest	(3,035)	35,100

Net (Loss) Income Attributable to Asia Cork Inc.	$(5,831)	$390,182

Earnings Per Share - Basic and Diluted:
Net (loss) income per share attributable to Asia Cork Inc.	$(0.00)	$0.01
Weighted Common Shares Outstanding - Basic and Diluted	35,663,850	35,413,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net (Loss) Income Before Noncontrolling Interest	$(8,866)	$425,282
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(32,531)	614,388
Comprehensive (Loss) Income	$(41,397)	$1,039,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Condensed Consolidated Statements of Changes in Equity (Unaudited)
For Three Months Ended March 31, 2009 and 2008

	Asia Cork Inc. Stockholders' Equity
					Retained	Other
	Common Stock,		Additional		Earnings /	Comprehensive	Non
	No. of Shares	Amount	Paid-in Capital	Reserve Fund	(Accumulated Deficit)	Income (expense)	-controlling Interest	Total
Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$1,741,715	$5,729,630	$1,564,966	$1,522,318	$14,958,942

Patent rights donation	––	––	4,199	––	––	––	––	4,199

Issue new common stocks on July 31, 2008 for service received	150,000	15	(15)	––	––	––	––	––

Issue new common stocks on August 14, 2008 for service received	100,000	10	(10)	––	––	––	––	––

Net income for year ended December 31, 2008	––	––	––	––	2,920,961	––	277,184	3,198,145

Appropriation of Reserve funds	––	––	––	490,189	(490,189)	––	––	––

Foreign currency translation gain	––	––	––	––	––	1,103,872	––	1,103,872

Balance, December 31, 2008	35,663,850	$3,566	$4,400,946	$2,231,904	$8,160,402	$2,668,838	$1,799,502	$19,265,158

Net loss for three months ended March 31, 2009					(5,831)		(3,035)	(8,866)

Foreign currency translation loss						(32,531)		(32,531)

Balance, March 31, 2009	35,663,850	$3,566	$4,400,946	$2,231,904	$8,154,571	$2,636,307	$1,796,467	$19,223,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Condensed Consolidated Statements of Cash Flows  (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(5,831)	$390,182
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Depreciation and amortization	75,846	57,860
Bad debt adjustment	(808)	(347)
Net (loss) income attributable to noncontrolling interest	(3,035)	35,100
Deferred income tax benenfits	1,866
Changes in operating assets and liabilities:
Accounts receivable	303,315	(68,220)
Inventories	119,475	378,493
Advance to suppliers	(268,441)	20,022
Prepayments and other current assets	(66,892)	(4,669)
Accounts payable and accrued expenses	(45,130)	(118,629)
Customer deposits	––
Taxes payable	(85,484)	(535,001)
Other current liabilities	(29,603)	(8,417)
Net Cash (Used in) Provided by Operating Activities	(4,722)	146,374

Net (Decrease) Increase in Cash and Equivalents	(4,722)	146,374
Effect of Exchange Rate Changes on Cash	96	14,696
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$18,979	$528,466

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the three months ended March 31, 2009 and 2008, respectively	$13,112	$13,825
Income taxes paid for the three months ended March 31, 2009 and 2008, respectively	$108	$282,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

(F/K/A Hankersen International Corp. and Subsidiaries)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION

a)

Interim financial statements:

The unaudited condensed consolidated financial statements of Asia Cork Inc. (f/k/a Hankersen International Corp.)and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

During the year ended December 31, 2005, the Company, through Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. (“CIE”), a PRC corporation engages in cork trading businesses.

Hanxin International has no other business activities but owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (“PRC”) corporations. Most of the Company’s activities are conducted through Hanxin.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan through the distributors or agents..

c)

Negative Cash Flow in Operating Activities during Transaction Period and Management Plans

Commencing from fourth quarter 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable outstanding for over a half year increased to $2,521,196 (equivalent to RMB17,228,923) and the cash and equivalents dropped significantly to $18,979 as of March 31, 2009. In addition, the Company had negative cash flow in operating activities for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively. These events raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to collect the outstanding accounts receivable, to borrow the money either from shareholders or outside credit union, banks, or investors, and to raise capital in the near term to (1) satisfy its current obligations, and (2) the successful wide scale development and marketing of its high profit products.

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives. However, the Company has no definitive agreements to provide funding at this time.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

d)

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2009 and 2008 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

e)

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

f)

Recent Accounting Pronouncements:

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this FSP EITF 03-6-1 did not have a material effect on the Company’s financial position.

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

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company had adopted SFAS No. 160 on its condensed consolidated results of operations, financial position, and financial disclosure in year 2009.

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

2.

INVENTORIES

Inventories as of March 31, 2009 and December 31, 2008, consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$1,850,269	$2,073,501
Work in process	534,654	210,526
Finished goods	232,224	427,459
Packaging and other	15,095	44,525
Total	$2,632,242	$2,756,011

3.

LOAN TO UNRELATED PARTY

Hanxin had prepaid RMB10 million as deposits to purchase the land use right from one of its major sales distributors in Shaanxi Province, Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”). However, Hanxin terminated the agreement in August 2008 and had all deposits refunded in August and September 2008.

In 2008, Shaanxi Shuta opened cork retail chain stores dedicated to sell Hanxin’s products exclusively. Shaanxi Shuta incurred heavy losses because Hanxin could not achieve its 500,000 square meters floor and board production plan in 2008 and had delayed many purchase orders. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin loaned RMB10 million (equivalent to $1,463,351) to Shaanxi Shuta for one year starting from October 27, 2008. This loan is non-interest bearing and unsecured.

4.

PROPERTY AND EQUIPMENT

As of March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

		March 31, 2009	December 31, 2008
	Estimated Life	(Unaudited)	(Audited)
Building and improvement	27-35	$4,886,973	$4,894,945
Manufacturing equipment	1-8	837,400	838,766
Office furniture and equipment	5	31,090	31,141
Vehicle	2-8	12,506	12,527
Machinery improvement	3	80,484	80,616
Subtotal		5,848,454	5,857,995
Less: Accumulated depreciation		1,117,188	1,044,366
Total		$4,731,266	$4,813,629

For the three months ended March 31, 2009 and 2008, depreciation expenses amounted to $74,494 and $56,645 respectively.

5.

DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,019,425 (equivalent to RMB 13,800,000) to the agent as of March 31, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by September 30, 2009.

6.

DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with SHCM on March 26, 2007. The purchase price of SHCM shall not exceed $2,926,702 (RMB20 million) based upon the agreement. As of March 31, 2009, Hanxin had paid a $1,463,351 (equivalent to RMB10 millions) deposit to SHCM. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur before the end of year 2009.

7.

INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,048,692 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

8.

INTANGIBLE ASSETS

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. In addition, the company was assigned ownership of three patent rights from its major stockholder and Chairman, Mr. Fangshe Zhang, during the quarter ended June 30, 2008. These patents were assigned without any payment due to Mr. Zhang. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,199 (equivalent to RMB28,800). As of March 31, 2009 and December 31, 2008, intangible assets, less accumulated amortization consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Intangible assets	$207,992	$208,332
Less: Accumulated amortization	38,446	37,154
Total	$169,546	$171,178

For the three months ended March 31, 2009 and 2008, amortization expense amounted to $1,352 and $1,215 respectively.

The amortization expenses for the next five years are as follows:

2009	$ 5,412
2010	5,412
2011	5,412
2012	5,412
2013	5,412

9.

LOAN PAYABLE

Loan payable as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722) from the same bank again, but the new interest rate had been increased to 9.967‰ per month. The expiration date for this new short-term loan is June 30, 2009.	$439,005	$439,722

Total Loan Payable	$439,005	$439,722

10.

CONVERTIBLE NOTES

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of March 31, 2009.

The Company’s obligations under the promissory notes are secured by an aggregate of 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, Mr. Fangshe Zhang, the Company’s Chairman (the “Escrow Shares”). In the event that subsequent to the issuance of the Convertible Notes, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the holder of the promissory notes shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company shall deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

11.

TAX PAYABLE

The Company and its U. S. subsidiary will file consolidated Federal income tax and state franchise tax annual report individually. Its PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company’s BVI subsidiary is exempt from income taxes.

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech Manufacturing Enterprise" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech Manufacturing Enterprise. Based on this regulation, Hanxin was exempt from income tax in year 2003 and 2004 and its income has been subject to a 15% tax starting from January 1, 2005. CIE is not “High Tech Manufacturing Enterprise”, thus its income is subject to 33% tax rate. Commencing from January 2008, based on the new regulation in the PRC, CIE’s income is subject to 25% tax rate.

On March 31, 2009 and December 31, 2008, taxes payable consisted the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added tax	$87,773	$177,287
Corporate income tax provision	77,068	74,883
Local taxes and surcharges	7,188	13,491
Franchise tax	17,397	9,558
Total	$189,426	$275,219

The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.

The components of the provisions for income taxes were as follows:

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$2,414	$76,791
Deferred taxes	1,866	––
Total provision for income taxes	$4,280	$76,791

12.

DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and have not set repayment date.  As of March 31, 2009 and December 31, 2008, the total net amounts due to the stockholders/officers were $177,410 and $177,699, respectively, which represented the net amounts lent by stockholders/officers to the Company.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of May 15, 2009.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fangshe Zhang. These patents were assigned without any payment due to Mr. Fangshe Zhang. The application and filing costs of these three patents were RMB28,800 (equivalent to $4,199). In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of March 31, 2009.

14.

COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2009 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of March 31, 2009.

For the Quarter Ending March 31,	Amount
2010	$74,188
2011	17,553
2012	17,553
2013	17,553
2014	17,553
Thereafter	589,501
Total minimum rental payments required	$733,901

Rent and properties maintenance expenses amounted to $29,118 and $36,170 for the three months ended March 31, 2009 and 2008, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of March 31, 2009.

For the Quarter Ending March 31,	Amount
2010	$351,068
2011	351,068
2012	15,603
Total minimum rental payments required	$717,739

Patent lease expenses amounted to $87,767 and $83,773 for the three months ended March 31, 2009 and 2008, respectively.

On June 15, 2008, the Company signed an agreement with Hawk to provide investor relations consulting and advisory services. The term of this agreement is effective through June 30, 2009. Hawk is paid a retainer fee of $7,500 per month and the payments are due at the beginning of each month. Hawk was also issued 100,000 restricted 144 shares of the Company’s common stock on August 14, 2008.

15.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the three months ended March 31, 2009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from Major	Number of	Percentage
Three Months Ended March 31,	Suppliers	Suppliers	of Total
2009	$119,480	2	76.60%
2008	$514,077	3	50.73%

Geographical Risks:

Substantially all of the Company’s assets and operations were in the PRC for the three months ended March 31, 2009 and 2008. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2009 and 2008, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase
Revenues	$902,504	$2,516,345	$(1,613,841)	-64.13%
Cost of Goods Sold	689,587	1,683,099	(993,512)	-59.03%
Gross Profit	212,917	833,246	(620,329)	-74.45%
Gross Profit Percentage	23.59%	33.11%
Operating Expenses
Selling expenses	125,165	279,294	(154,129)	-55.19%
General and administrative expense	104,442	73,469	30,973	42.16%
Total Operating Expenses	229,607	352,763	(123,156)	-34.91%
(Loss) Income From Operations	(16,690)	480,483	(497,173)	-103.47%
Other Income (Expense)
Interest (expense) income, net	(12,621)	(12,553)	(68)	0.54%
Other income, net	24,725	34,143	(9,418)	-27.58%
Total Other Income	12,104	21,590	(9,486)	-43.94%
(Loss) Income Before Taxes	(4,586)	502,073	(506,659)	-100.91%
Income Tax Provision	4,280	76,791	(72,511)	-94.43%
(Loss) Income Before Noncontrolling Interest	(8,866)	425,282	(434,148)	-102.08%
Less: Net (loss) income attributable to the noncontrolling interest	(3,035)	35,100	(38,135)	-108.65%
Net (Loss) Income Attributable to Asia Cork Inc.	$(5,831)	$390,182	$(396,013)	-101.49%

Revenues

For the three months ended March 31, 2009, our revenues were $902,504 as compared to $2,516,345 for the three months ended March 31, 2008, a decrease of $1,613,841 or 64.13%. The reason for the decrease is primarily due to adverse market condition for home and commercial renovation has recently significantly adversely affected revenues. While we have successfully grown our revenues over recent years, we cannot predict when the industry will recover.

Cost of Sales and Gross Profit

For the three months ended March 31, 2009, cost of sales amounted to $689,587 or 76.41% of net revenues as compared to cost of sales of $1,683,099 or 66.89% of net revenues for the three months ended March 31, 2008. Gross profit for the three months ended March 31, 2009 was $212,917 or 23.59% of revenues, as compared to $833,246 or 33.11% of revenues for the three months ended March 31, 2008. The gross margin decreased mainly as a result of decreased sales in certain finished goods (wood materials and floors), which had the high-unit profit margin, and slightly reduced unit sales price in the first quarter 2009 that were made to attract sales.

Operating Expenses

For the three months ended March 31, 2009, total operating expenses were $229,607 as compared to $352,763 for the three months ended March 31, 2008, an decrease of $123,156 or 34.91%. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Even though this decrease had been offset with the increase in general and administrative costs, we still incurred less operating expenses in the first quarter 2009 as compared to the first quarter of 2008. The increase in general and administrative expenses was mainly attributable to professional fees that increased in the first quarter 2009 as compared to the first quarter of 2008.

Other Income (expense)

For the three months ended March 31, 2009, other income, net, amounted to $12,104 as compared to other income net of $21,590 for the three months ended March 31, 2008, a decrease of $9,486 or 43.94%. Other income for the three months ended March 31, 2009 and 2008 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the franchise taxes accrued for the State of Delaware.

For the three months ended March 31, 2009, net interest expense was $12,621 as compared to net interest expenses of $12,553 for three months ended March 31, 2008, a slightly increase of $68, or 0.54%. This increase was primarily attributable to the Company acquiring convertible debt in second quarter of 2008, accordingly, more interest expenses had been accrued in the current quarter as compared to same period of last year. However, there was less bank loan in China during the first quarter 2009 as compared to the first quarter 2008, that incurred less interest expenses for the bank loan in the first quarter 2009. As a result, the net interest expenses in the first quarter 2009 had slightly increased as compared to net interest expenses in the first quarter 2008.

Income Tax

Net income taxes expense decreased by $72,511 to $4,280 for the three months ended March 31, 2009 as compared to $76,791 for the three months ended March 31, 2008. This decline was primarily due to a decrease in net income before income taxes in the first quarter of 2009 as compared to the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) decreased by approximately $391,099 from approximately $6,308,169 as of December 31, 2008 to approximately $5,917,070 as of March 31, 2009. The decrease was primarily due to a decrease in inventories and account receivable for amount of approximately $123,769 and $310,085 during the current year, respectively.

Cash used in operating activities was ($4,722) for the three months ended March 31, 2009 as compared to $146,374 provided for the three months ended March 31, 2008. The increase in cash used in operating activities for the three months ended March 31, 2009 was mainly due to a decrease of net income and an increased advance payment to suppliers.

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. It is unlike that a Financing will be achieved within the one year term of the promissory notes. Therefore, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The promissory notes are secured by Common Stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman.  However, at the present time we do not have sufficient cash or cash equivalents to repay the promissory should the investors demand payment upon maturity. The Company is seeking alternate financing, but there is no assurance it will be obtained.

We had approximately $ 8.78 million of net working capital (total current assets less total current liabilities) at March 31, 2009 compared to working capital of approximately $8.73 million at March 31, 2008. However, we had negative cash flow from operations for the three months ended March 31, 2009 of ($4,722) compared to positive cash flow from operations of $146,374 for the three months ended March 31 2008. We also had negative cash flow in operating activities for the year ended December 31, 2008 Moreover, our business has been adversely affected by a decline in revenues and difficulty in collecting outstanding accounts receivable. During the first quarter of 2009, our accounts receivable outstanding for over half year increased to approximately $2,521,196 (equivalent to RMB17,228,923) and the cash and equivalents had declined significantly to $18,979 as of March 31, 2009. These events raise substantial doubt about our ability to continue as a going concern unless we can collect the outstanding accounts receivable, market conditions improve, we can borrow the money either from shareholders or outside credit union, banks, or investors, and/or raise capital in the near term to (1) satisfy our current obligations, and (2) develop and market our more profitable products.

The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives. However, the Company has no definitive agreements to provide funding at this time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

INFLATION

During the period under review, inflation did not have a material impact on our financial performance.

Web Site Access to Our Periodic SEC Reports

You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Room 1580, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information we filed electronically

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in Internal Control Over Financial Reporting. During the most recent year ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 1A

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

Dated:	May 15, 2009	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

		By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer