Form 10-Q
period 2009-06-30
Asia Cork Inc.
filed 2009-08-19
CIK 1104040

United States

Securities and Exchange Commission

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 15, 2009 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): YES ☐  NO ☑

ASIA CORK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2009

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Item 2.        Management's Discussion And Analysis Or Plan Of Operation

15

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

23

Item 4.        Controls And Procedures

23

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

24

Item 1A.     Risk Factors

24

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds.

24

Item 3.        Defaults Upon Senior Securities

24

Item 4.        Submission Of Matters To A Vote Of Security Holders

24

Item 5.        Other Information

24

Item 6.        Exhibits

24

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Asia Cork Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$497,724	$23,605
Accounts receivable, net of allowance for doubtful accounts of $28,290 and $23,787, respectively	5,710,647	4,956,005
Inventories	2,116,528	2,756,011
Advance to suppliers	3,280,798	2,562,357
Loan to unrelated party	1,463,981	1,465,738
Deferred income tax assets	5,633	7,757
Prepayments and other current assets	59,645	15,038
Total Current Assets	13,134,956	11,786,511

Property and Equipment - Net	4,661,015	4,813,629
Deposit for Purchase of Fixed Assets	2,020,294	2,022,719
Deposit for Acquisition	1,463,981	1,465,738
Investment - At Cost	2,049,573	2,052,034
Intangible Assets- Net	168,266	171,178
Deferred Income Tax Assets	15,083	16,586
Total Assets	23,513,168	22,328,395

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,798,337	1,427,452
Loan payable	—	439,722
Convertible note	700,000	700,000
Customer deposit	10,106	10,118
Taxes payable	576,521	275,219
Due to stockholders/officers	177,486	177,699
Other current liabilities	18,506	33,027
Total Current Liabilities	3,280,956	3,063,237

Total Liabilities	3,280,956	3,063,237

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,400,946	4,400,946
Reserve funds	2,385,358	2,231,904
Retained earnings	8,921,693	8,160,402
Accumulated other comprehensive income	2,645,246	2,668,838
Total Asia Cork Inc. Stockholders' Equity	18,356,809	17,465,656
Noncontrolling Interest	1,875,403	1,799,502
Total Equity	20,232,212	19,265,158

Total Liabilities and Equity	$23,513,168	$22,328,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,003,271	$6,366,384	$6,905,775	$8,882,729
Cost of Goods Sold	3,861,118	4,173,021	4,550,705	5,856,120
Gross Profit	2,142,153	2,193,363	2,355,070	3,026,609

Operating Expenses
Selling expenses	794,478	832,792	919,643	1,112,086
General and administrative expense	148,313	341,248	252,755	414,717
Total Operating Expenses	942,791	1,174,040	1,172,398	1,526,803

Income From Operations	1,199,362	1,019,323	1,182,672	1,499,806
Other Income (Expense)
Interest expense, net	(44,423)	(19,835)	(57,044)	(32,388)
Other income (expense), net	27,775	(29,177)	52,500	4,966
Total Other Expense	(16,648)	(49,012)	(4,544)	(27,422)

Income Before Taxes	1,182,714	970,311	1,178,128	1,472,384
Provision for Income Taxes	183,202	148,490	187,482	225,281

Net Income Before Noncontrolling Interest	999,512	821,821	990,646	1,247,103
Less: Net income attributable to the noncontrolling interest	78,936	60,146	75,901	95,246
Net Income Attributable to Asia Cork Inc.	$920,576	$761,675	$914,745	$1,151,857

Earnings Per Share - Basic and Diluted:
Net income per share attributable to Asia Cork Inc.	$0.03	$0.02	$0.03	$0.03
Weighted Common Shares Outstanding - Basic and Diluted	35,663,850	35,413,850	35,663,850	35,413,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$990,646	$1,247,103
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(23,592)	995,594
Comprehensive (Loss) Income	$967,054	$2,242,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows  (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$914,745	$1,151,857
Adjustments to Reconcile Net Income to Net Cash
Provided by Used in) Operating Activities
Depreciation and amortization	149,497	117,426
Bad debt adjustment	4,530	(2,586)
Net income attributable to noncontrolling interest	75,901	95,246
Deferred income tax valuation allowance	3,596	—
Changes in operating assets and liabilities:
Accounts receivable	(766,034)	(486,350)
Inventories	636,942	(1,282,737)
Advance to suppliers	(722,379)	(285,438)
Prepayments and other current assets	(44,679)	(64,593)
Accounts payable and accrued expenses	373,044	290,430
Customer deposits	––	147,133
Taxes payable	301,994	(19,399)
Other current liabilities	(14,499)	8,049
Net Cash (Used in) Provided by Operating Activities	912,658	(330,962)

Cash Flows From Investing Activities
Payment for construction in process	—	—
Net Cash Used in Investing Activities

Cash Flows From Financing Activities
Proceeds from long-term debt	—	437,375
Payments to long-term debt	(439,722)	(568,588)
Proceeds from convertible note	—	70,000
Net Cash (Used in) Provided by Financing Activities

Net Increase in Cash and Equivalents	472,936	204,293
Effect of Exchange Rate Changes on Cash	1,183	(103,470)
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$497,724	$468,219

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the six months ended June 30, 2009 and 2008, respectively	$27,840	$31,818
Income taxes paid for the six months ended June 30, 2009 and 2008, respectively	$134,490	$295,132

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Construction in process transferred out to property	$—	$2,409,299
Shareholder donated intangible assets into the Company without payment	$—	$4,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Asia Cork Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

BASIS OF PRESENTATION

a)

Interim financial statements

The unaudited condensed consolidated financial statements of Asia Cork Inc and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

b)

Description of business and reverse merger:

Asia Cork Inc. (f/k/a Hankersen International Corp.) (“Asia Cork") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, Asia Corky had no operations and the sole purpose of Asia Cork was to locate and consummate a merger or acquisition with a private entity.

On July 11, 2008, Asia Cork’s wholly owned subsidiary, Asia Cork Inc., was merged into its parent, Asia Cork, in order to change the name of Asia Cork, after approval by the Board of Directors of Asia Cork pursuant to the Delaware General Corporation Law. Asia Cork is the surviving company of the merger and, except for the adoption of the new name its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

As permitted by Delaware General Corporation Law, Asia Cork assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. Asia Cork’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB.

Asia Cork and all its subsidiaries listed below will be called “the Company” in the accompanying condensed consolidated financial statements.

In August 2005, Asia Cork, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Asia Cork ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. Asia Cork acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of Asia Cork. The capitalizations are described in further detail in Note 14 to the accompanying condensed consolidated financial statements.

Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International will own 95% of the outstanding shares of Asia Cork's common stock. As a result of the ownership interests of the former shareholders of Hanxin International, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Hanxin International deemed the accounting acquirer and Kushi deemed the accounting acquiree. Historical information of the surviving company is that of Hanxin International.

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

d)

Revenue recognition:

The Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading, or shipping documents from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

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

f)

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

g)

Recent Accounting Pronouncements:

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 165.

2.

ACCOUNT RECEIVABLE

During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable outstanding for over half year increased promptly to the amounts of $1,741,487 (equivalent to RMB11,881,294) as of December 31, 2008. Commencing April, 2009, since adverse market conditions were eliminated gradually, total revenues and accounts receivable outstanding of the Company increased significantly during the second quarter 2009. As of June 30, 2009, the accounts receivable outstanding was valued at $5,738,937 (equivalent to RMB 39,200,898). Due to concern about certain accounts receivable, Hanxin adopted a bad debt allowance at 0.5% of the principal amount that account receivable. Accordingly, the bad debt allowance was $28,290, and the net amount of accounts receivable was $5,710,647 as of June 30, 2009. Due to adverse effect in the prior period, the Company’s accounts receivable outstanding for over half year increased to $3,333,692 (equivalent to RMB22,771,419) as of June 30, 2009.

3.

INVENTORIES

Inventories as of June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$1,713,118	$2,073,501
Work in process	168,033	210,526
Finished goods	215,564	427,459
Packaging and other	19,813	44,525
Total	$2,116,528	$2,756,011

4.

LOAN TO UNRELATED PARTY

Hanxin had prepaid RMB10 million as deposits to purchase the land use right from one of its major sales distributors in Shaanxi Province, Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”). However, Hanxin terminated the agreement in August 2008 and had all deposits refunded in August and September 2008.

In 2008, Shaanxi Shuta opened cork retail chain stories dedicated to sell Hanxin’s products exclusively. Shaanxi Shuta incurred heavy losses because Hanxin could not achieve its 500,000 square meters floor and board production plan in 2008 and had delayed many purchase orders. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin loaned RMB10 million (equivalent to $1,463,981) to Shaanxi Shuta for one year starting from October 27, 2008. This loan is non-interest bearing and unsecured.

5.

PROPERTY AND EQUIPMENT

As of June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

		June 30, 2009	December 31, 2008
	Estimated Life	(Unaudited)	(Audited)
Building and improvement	27-35	$4,889,076	$4,894,945
Manufacturing equipment	1-8	837,761	838,766
Office furniture and equipment	5	31,104	31,141
Vehicle	2-8	12,512	12,527
Machinery improvement	3	80,518	80,616
Subtotal		5,850,971	5,857,995
Less: Accumulated depreciation		1,189,956	1,044,366
Total		$4,661,015	$4,813,629

For the six months ended June 30, 2009 and 2008, depreciation expenses amounted to $146,791 and $114,960, respectively.

6.

DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,020,294 (equivalent to RMB 13,800,000) to the agent as of June 30, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by September 30, 2009.

7.

DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with SHCM on March 26, 2007. The purchase price of SHCM shall not exceed $2,927,962 (RMB20 million) based upon the agreement. As of June 30, 2009, Hanxin had paid a $1,463,981 (equivalent to RMB10 millions) deposit to SHCM. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur before the end of year 2009.

8.

INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,049,573 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

9.

INTANGIBLE ASSETS

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. In addition, the company was assigned ownership of three patent rights from its major stockholder and Chairman, Mr. Fangshe Zhang, during the quarter ended June 30, 2008. These patents were assigned without any payment due to Mr. Zhang. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,199 (equivalent to RMB28,800). As of June 30, 2009 and December 31, 2008, intangible assets, less accumulated amortization consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Intangible assets	$208,082	$208,332
Less: Accumulated amortization	39,816	37,154
Total	$168,266	$171,178

For the six months ended June 30, 2009 and 2008, amortization expense amounted to $2,706 and $2,466 respectively.

The amortization expenses for the next five years are as follows:

2010	$ 5,412
2011	5,412
2012	5,412
2013	5,412
2014	5,412

10.

LOAN PAYABLE

Loan payable as of June 20, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722 ) from the same bank with new interest rate 9.967‰ per month and new due date on June 30, 2009. This RMB3million loan had been fully paid off on June 29, 2009.	$—	$439,722

Total Loan Payable	$—	$439,722

11.

CONVERTIBLE NOTES

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The interest payable regarding the convertible notes has been accrued and recorded as of June 30, 2009. However, the extension of due date for notes is still under negotiation as of August 15, 2009, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension.

The Company’s obligations under the promissory notes are secured by an aggregate of 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, Mr. Fangshe Zhang, the Company’s Chairman (the “Escrow Shares”). In the event that subsequent to the issuance of the Convertible Notes, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the holder of the promissory notes shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company agreed to deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

12.

TAX PAYABLE

Asia Cork and its U. S. subsidiary will file consolidated Federal income tax and individually file state franchise tax annual report with the State of Delaware. Its PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company’s BVI subsidiary is exempt from income taxes.

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

On June 30, 2009 and December 31, 2008, taxes payable consisted the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Value-added tax	$401,074	$177,287
Corporate income tax provision	124,192	74,883
Local taxes and surcharges	29,197	13,491
Franchise tax	31,058	9,558
Total	$585,521	$275,219

The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.

The components of the provisions for income taxes were as follows:

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$183,886	$225,281
Deferred taxes valuation allowance	3,596	—
Total provision for income taxes	$187,482	$225,281

13.

DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. As of June 30, 2009 and December 31, 2008, the total net amounts due to the stockholders/officers were $177,486 and $177,699, respectively, which represented the net amounts lent by stockholders/officers to the Company.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly, the Company has 35,663,850 shares of issued and outstanding common stock as of August 15, 2009.

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

15.

COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2009 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of June 30, 2009.

For Six Months Ending June 30,	Amount
2010	$49,499
2011	17,568
2012	17,568
2013	17,568
2014	17,568
Thereafter	585,592
Total minimum rental payments required	$705,363

Rent and properties maintenance expenses amounted to $58,283 and $85,615 for the three months ended June 30, 2009 and 2008, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of June 30, 2009.

For Six Months Ending June 30,	Amount
2010	$351,355
2011	279,132
Total minimum rental payments required	$630,487

Patent lease expenses amounted to $175,678 and $167,546 for the six months ended June 30, 2009 and 2008, respectively.

On June 15, 2008, the Company signed an agreement with Hawk to provide investor relations consulting and advisory services. The term of this agreement is effective through June 30, 2009. Hawk is paid a retainer fee of $7,500 per month and the payments are due at the beginning of each month. Hawk was also issued 100,000 restricted 144 shares of the Company’s common stock on August 14, 2008.

16.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the six months ended June 30, 20009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

For Six Months Ended June 30,	Purchases from Major Suppliers	Number of Suppliers	Percentage of Total
2009	$1,991,743	4	56.73%
2008	$2,343,356	3	35.94%

Geographical Risks:

Substantially all of the Company’s assets and operations were in the PRC for the six months ended June 30, 2009 and 2008. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

17.

SUBSEQUENT EVENT

On August 6, 2009, the Company engaged Global Arena Capital Corp. (“GAC”), for the period through May 31st, 2010, which period may be extended by mutual consent, to act as the Company's exclusive financial advisor .

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2009 and 2008, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2009.

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

Business Overview

The Company, through its subsidiaries, engages in developing, manufacturing and marketing of cork wood floor, wall and decorating products.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2007 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. Mr. Zhang leases three of these patents to Hanxin and has assigned three others to Hanxin.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

	For Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase
Revenues	$6,003,271	$6,366,384	$(363,113)	-5.70%
Cost of Goods Sold	3,861,118	4,173,021	(311,903)	-7.47%
Gross Profit	2,142,153	2,193,363	(51,210)	-2.33%
Gross Profit Percentage	35.68%	34.45%
Operating Expenses
Selling expenses	794,478	832,792	(38,314)	-4.60%
General and administrative expense	148,313	341,248	(192,935)	-56.54%
Total Operating Expenses	942,791	1,174,040	(231,249)	-19.70%
Income From Operations	1,199,362	1,019,323	180,039	17.66%
Other Income (Expense)
Interest expense, net	(44,423)	(19,835)	(24,588)	123.96%
Other income (expense), net	27,775	(29,177)	56,952	-195.19%
Total Other Expense	(16,648)	(49,012)	32,364	-66.03%
Income Before Taxes	1,182,714	970,311	212,403	21.89%
Income Tax Provision	183,202	148,490	34,712	23.38%
Income Before Noncontrolling Interest	999,512	821,821	177,691	21.62%
Less: Net income attributable to the noncontrolling interest	78,936	60,146	18,790	31.24%
Net Income Attributable to Asia Cork Inc.	$920,576	$761,675	$158,901	20.86%

Revenues

Entering the second quarter of 2009, our business gradually revived as the market recovered. For the three months ended June 30, 2009, our revenues were $6,003,271 as compared to $6,366,384 for the three months ended June 30, 2008, a decrease of $363,113 or 5.70%. The reason for the decrease is primarily due to the fact that adverse market condition for home and commercial renovation has been significantly adversely affected since the fourth quarter of 2008. However, as our revenue during the second quarter of 2009 accounted for 87% of our revenue during the first six months of 2009, we expect a continued revival of our business and growth in our revenue during the balance of 2009.

Cost of Sales and Gross Profit

For the three months ended June 30, 2009, cost of sales amounted to $3,861,118 or 64.32% of net revenues as compared to cost of sales of $4,173,021 or 65.55% of net revenues for the three months ended June 30, 2008. Gross profit for the three months ended June 30, 2009 was $2,142,153 or 35.68% of revenues, as compared to $2,193,363 or 34.45% of revenues for the three months ended June 30, 2008. The gross margin increased mainly as a result of slightly reduced manufacture costs in the second quarter of 2009, compared to the same quarter of 2008.

Operating Expenses

For the three months ended June 30, 2009, total operating expenses were reduced to $942,791 by 20% or $231,249, compared to $1,174,040 for the three months ended June 30, 2008. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Likewise, our general and administrative costs during the three months ended June 30, 2009, was reduced by 57% to $148,313, as compared to $341,248 during the same period of 2008. The decrease s was primarily attributable to decreases consulting fee, advisory fees and professional fee in the second quarter of 2009.

Other Income (expense)

During the three months ended June 30, 2009, we realized $27,775 of net other income, as compared to the net other expense of ($29,177) during the same period of 2008, an increase of $56,952 or 195.19%. The increase in the item of net other income is due to the rental income we realized from the rental of our entertainment facility. This rental income was offset by the franchise taxes accrued for the State of Delaware and the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 in connection with the earthquake in Sichuan province of PRC.

For the three months ended June 30, 2009, net interest expense was ($44,423) as compared to net interest expenses of ($19,835) for three months ended June 30, 2008, an increase of $24,588, or 123.96%. This increase was primarily attributable to convertible debt the Company issued in June 2008. Accordingly, more interest expenses had been accrued in the current quarter as compared to same period of last year. As a result, the net interest expenses in the second quarter 2009 had obviously increased as compared to net interest expenses in the second quarter 2008.

Income Tax

The income taxes increased by $34,712 to $183,202 for the three months ended June 30, 2009 compared to $148,490 for the three months ended June 30, 2008, an increase of 23.38%. This increase was primarily due to our increased income before taxes as a result of our reduced operating expense taxes in the second quarter of 2009. The Company's tax-exempt status ended as of December 31, 2004. Hanxin has been subject to a 15% corporate income tax starting from 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

Because of the improved market conditions and our efforts to reduce the operating expenses, we realized $920,576 in net income in the second quarter of 2009, an increase of $158,901 or 21% from $761,675 during the same period of 2008. Should the market for our products continues to be recovered, we expect our net income to improve during the balance of 2009.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$6,905,775	$8,882,729	$(1,976,954)	-22.26%
Cost of Goods Sold	4,550,705	5,856,120	(1,305,415)	-22.29%
Gross Profit	2,355,070	3,026,609	(671,539)	-22.19%
Gross Profit Percentage	34.10%	34.07%
Operating Expenses
Selling expenses	919,643	1,112,086	(192,443)	-17.30%
General and administrative expense	252,755	414,717	(161,962)	-39.05%
Total Operating Expenses	1,172,398	1,526,803	(354,405)	-23.21%
Income From Operations	1,182,672	1,499,806	(317,134)	-21.15%
Other Income (Expense)
Interest expense, net	(57,044)	(32,388)	(24,656)	76.13%
Other income, net	52,500	4,966	47,534	957.19%
Total Other Expense	(4,544)	(27,422)	22,878	-83.43%
Income Before Taxes	1,178,128	1,472,384	(294,256)	-19.99%
Income Tax Provision	187,482	225,281	(37,799)	-16.78%
Income Before Noncontrolling Interest	990,646	1,247,103	(256,457)	-20.56%
v	75,901	95,246	(19,345)	-20.31%
Net Income Attributable to Asia Cork Inc.	$914,745	$1,151,857	$(237,112)	-20.59%

Revenues

Our business revived during the six months ended June 30, 2009, despite the decreased revenue of $6,905,775 during the six months ended June 30, 2009,compared to $8,882,729 during the six months ended June 30, 2008, .Our revenue for the second quarter of 2009 was more than six times of the revenue during the first quarter of 2009 as general market conditions improved.

Cost of Sales and Gross Profit

For the six months ended June 30, 2009, cost of sales amounted to $4,550,705 or 65.9% of net revenues as compared to cost of sales of $5,856,120 or 65.93% of net revenues for the six months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 was $2,355,070 or 34.1% of revenues, as compared to $3,026,609 or 34.07% of revenues for the six months ended June 30, 2008. The gross margin for the six months ended June 30, 2009 is almost same as the same period of 2008.

Operating Expenses

For the six months ended June 30, 2009, total operating expenses were $1,172,398 as compared to $1,526,803 for the six months ended June 30, 2008, an decrease of $354,405 or 23.21%. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Also, the decrease in general and administrative costs was primarily attributable to decreases consulting fee, advisory fees and professional fee for the six months ended June 30. 2009.

Other Income (expense)

For the six months ended June 30, 2009, other income, net, amounted to $52,500 as compared to other income, net of $4,966 for the six months ended June 30, 2008, an increase of $47,534 or 957.19%. Other income for the six months ended June 30, 2009 and 2008 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the franchise tax accrued for the State of Delaware and the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 and which such donation was made in connection with the earthquake in Sichuan PRC.

For the six months ended June 30, 2009, net interest expense was $57,044 as compared to net interest expenses of $32,388 for six months ended June 30, 2008, a increase of $24,656, or 76.13%. This increase was primarily attributable to the Company acquiring convertible debt in June 2008. Accordingly, more interest expenses had been accrued for the first six months of 2009 as compared to same period of 2008

Income Tax

The income taxes decreased by $37,799 to $187,482 for the six months ended June 30, 2009 compared to $225,281 for the six months ended June 30, 2008, a decrease of 16.78%. This decrease was primarily due to a decreased gross profit for the first six months of 2009 as compared to the same period of last year. . The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

Our net income during the six months ended June 30, 2009 was $914,745, compared to $1,151,857. Such a decrease was due to our dropped revenues during the six months ended June 30, 2009, compared to the same period of 2008. As the market recovers, we expect our revenue to revive as it did in the three months ended June 30, 2009 compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital was $9,854,000 at June 30, 2009, an increase of $ 1,130,726 or 13% compared to $8,723,274 at December 31, 2008. The increase was primarily due to an increase of $474,119 in cash and equivalents and an increase of $754,642 in account receivable, respectively, as of June 30, 2009.

Cash provided by operating activities was $912,658 for the six months ended June 30, 2009 as compared to ($330,962) used in for the six months ended June 30, 2008. This increase was primarily because we spent more money for inventories for the first six months of 2008 as compared to the same period of current year.

Cash used in financing activities was $439,722 for the six months ended June 30, 2009, compared to net cash provided by financing activities of $568,787 in the same period 2008. The financing cash inflow increase for the first six months of 2008 was primarily due to the convertible notes we issued in June 2008.

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing did not occur within 12 months of the date of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The promissory notes are secured by Common Stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. However, at the present time we do not have sufficient cash or cash equivalents to repay the promissory notes should the investors demand payment upon maturity. The Company is seeking an extension of the maturity dates of the promissory notes and alternate financing, but there is no assurance the extension or the alternate financing will be obtained.

On November 10, 2005, the Company signed the Entrust Purchase Agreement to purchase a factory’s fixed assets through an unrelated agent. The Company has paid deposits of $2,020,294 (equivalent to RMB 13,800,000) to the agent as of June 30, 2009. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by September 30, 2009.

With approximately $9.9 million of net working capital (total current assets less total current liabilities) and positive cash inflow from operations as of June 30, 2009, we believe we will have sufficient resources to finance our operations for the coming year.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any equity securities during the six month period ended June 30, 2009.

Item 3.

Defaults Upon Senior Securities

There were no defaults upon senior securities during the six month period ended on June 30, 2009.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six month period ended on June 30, 2009.

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

Dated:	August 19, 2009	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

		By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer