Form 10-Q
period 2009-09-30
Asia Cork Inc.
filed 2009-11-17
CIK 1104040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 000-30115

ASIA CORK INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3912047
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

3rd Floor, A Tower of Chuang Xin

Information Building

No. 72 Second Keji Road, Hi Tech Zone, Xi’An, Shaanxi 710075 P.R. CHINA

 (Address of Principal Executive Office) (Zip Code)

(011) 86-13301996766

 (Registrant’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer Yes  ☑ No ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 13, 2009 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

ASIA CORK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1: – Financial Statements	2
Item 2: – Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: – Quantitative and Qualitative Disclosures about Market Risk	27
Item 4: – Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1: – Legal Proceedings	28
Item 1A: – Risk Factors	28
Item 2: – Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3: – Default upon Senior Securities	28
Item 4: – Submission of Matters to a Vote of Security Holders	28
Item 5: – Other Information	28
Item 6: – Exhibits	28

Part I Financial Information

Item 1.

 Financial Statements

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$543,758	$23,605
Accounts receivable, net of allowance for doubtful accounts of $277,100 and $23,787, respectively	5,322,765	4,956,005
Inventories	7,308,113	2,756,011
Advance to suppliers	802,061	2,562,357
Loan to unrelated party	––	1,465,738
Deferred income tax assets	5,240	7,757
Prepayments and other current assets	314,044	15,038
Total Current Assets	14,295,981	11,786,511

Property and Equipment - Net	5,403,222	4,813,629
Deposit for Purchase of Fixed Assets	2,021,584	2,022,719
Deposit for Acquisition	1,362,372	1,465,738
Loan to Unrelated Party	1,464,916	––
Investment - At Cost	2,050,882	2,052,034
Intangible Assets- Net	167,019	171,178
Deferred Income Tax Assets	13,759	16,586
Total Assets	26,779,735	22,328,395

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	2,344,757	1,427,452
Loan payable	215,343	439,722
Convertible note	700,000	700,000
Customer deposit	609,831	10,118
Taxes payable	1,126,811	275,219
Due to stockholders/officers	177,600	177,699
Other current liabilities	28,777	33,027
Total Current Liabilities	5,203,119	3,063,237
Total Liabilities	5,203,119	3,063,237

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,400,946	4,400,946
Additional paid-in capital-stock option	279,386	279,386
Reserve funds	2,586,726	2,231,904
Retained earnings	9,665,036	7,881,016
Accumulated other comprehensive income	2,659,697	2,668,838
Total Asia Cork Inc. Stockholders' Equity	19,595,357	17,465,656
Noncontrolling Interest	1,981,259	1,799,502
Total Equity	21,576,616	19,265,158
Total Liabilities and Equity	$26,779,735	$22,328,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$10,151,002	$8,958,570	$17,056,777	$17,841,299
Cost of Goods Sold	6,481,710	5,810,298	11,032,415	11,666,418
Gross Profit	3,669,292	3,148,272	6,024,362	6,174,881

Operating Expenses
Selling expenses	1,555,095	1,146,051	2,470,208	2,255,551
Bad debt expenses	248,574	6,466	253,104	9,052
General and administrative expense	228,127	191,235	480,882	605,952
Total Operating Expenses	2,031,796	1,343,752	3,204,194	2,870,555

Income From Operations	1,637,496	1,804,520	2,820,168	3,304,326

Other Income (Expenses)
Interest expenses, net	(44,256)	(43,924)	(101,300)	(76,312)
Other income , net	26,260	25,705	78,760	30,671
Total Other Expenses	(17,996)	(18,219)	(22,540)	(45,641)

Income Before Taxes	1,619,500	1,786,301	2,797,628	3,258,685
Provision for Income Taxes	289,547	270,017	477,029	495,298

Net Income Before Noncontrolling Interest	1,329,953	1,516,284	2,320,599	2,763,387

Less: Net income attributable to the noncontrolling interest	105,856	120,111	181,757	215,357

Net Income Attributable to Asia Cork Inc.	$1,224,097	$1,396,173	$2,138,842	$2,548,030

Earnings Per Share:
- Basic	$0.03	$0.04	$0.06	$0.07
- Diluted:	$0.03	$0.04	$0.06	$0.07

Weighted Common Shares Outstanding
- Basic	35,663,850	35,564,961	35,663,850	35,464,220
- Diluted:	35,663,850	35,663,850	35,663,850	35,663,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$2,320,599	$2,763,387
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(9,141)	1,207,839
Comprehensive Income	$2,311,458	$3,971,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,138,842	$2,548,030
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	223,137	197,831
Bad debt adjustment	253,104	9,052
Net income attributable to noncontrolling interest	181,757	215,357
Accrued due to shareholder expenses	––	82,252
Deferred income tax valuation allowance	5,326	––
Changes in operating assets and liabilities:
Accounts receivable	(623,217)	(1,733,401)
Inventories	(4,556,205)	(3,000,259)
Advance to suppliers	1,759,846	(104,695)
Prepayments and other current assets	(299,182)	(85,576)
Accounts payable and accrued expenses	918,621	531,939
Customer deposits	600,055	196,617
Taxes payable	852,225	(140,584)
Other current liabilities	(4,234)	4,346
Net Cash Provided by (Used in) Operating Activities	1,450,075	(1,279,091)

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	––	1,370,877
Proceeds from withdraw deposit for acquisition	102,601	––
Payment for purchase of equipment	(811,563)	––
Payment for construction in progress	––	(208,277)
Net Cash (Used in) Provided by Investing Activities	(708,962)	1,162,600

Cash Flows From Financing Activities
Proceeds from the loan	215,343	441,833
Repayments for the loan	(439,475)	(574,383)
Proceeds from convertible note	––	700,000
Net Cash (Used in) Provided by Financing Activities	(224,132)	567,450

Net Increase in Cash and Equivalents	516,981	450,959
Effect of Exchange Rate Changes on Cash	3,172	(261,280)
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$543,758	$557,075

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,843	$43,996
Income taxes paid	$134,505	$719,287

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$––	$3,401,660
Shareholder donated intangible assets into the Company without payment	$––	$4,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company follows ASC740 – “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

f)

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital

g)

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

h)

Recent Accounting Pronouncements:

In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

2.

ACCOUNT RECEIVABLE

During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable as at December 31, 2008 of a total of $4,979,792 included accounts receivable outstanding for over six months of $1,741,487 (equivalent to RMB11,881,294). Commencing from April 2009, market conditions gradually improved and total sales for credit (other than cash sales) and accounts receivable outstanding increased significantly during the second and third quarters of 2009. As of September 30, 2009, the accounts receivable outstanding was valued at $5,599,865 (equivalent to RMB 38,226,526), nearly none of which was outstanding more than six months. Due to concern about certain accounts receivable, commencing from the third quarter of 2009, Hanxin adopted a bad debt allowance at 5% of all outstanding account receivable at monthly closing date. Accordingly, the bad debt allowance was $277,100, and the net amount of accounts receivable was $5,322,765 as of September 30, 2009.

3.

INVENTORIES

Inventories as of September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$6,175,564	$2,073,501
Work in progress	182,612	210,526
Finished goods	664,593	427,459
Packaging and other	285,344	44,525
Total	$7,308,113	$2,756,011

4.

LOAN TO UNRELATED PARTY

Hanxin had prepaid RMB10 million as deposits to purchase the land use right from one of its major sales distributors in Shaanxi Province, Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”). However, Hanxin terminated the agreement in August 2008 and had all deposits refunded in August and September 2008.

In 2008, Shaanxi Shuta opened cork retail chain stories dedicated to sell Hanxin’s products exclusively. Shaanxi Shuta incurred heavy losses because Hanxin could not achieve its 500,000 square meters floor and board production plan in 2008 and had delayed many purchase orders. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin loaned RMB10 million (equivalent to $1,464,916) to Shaanxi Shuta for one year starting from October 27, 2008. This loan is non-interest bearing and unsecured. On October 28, 2009, Hanxin signed a loan agreement with Shaanxi Shuta and loaned the same amount of RMB10 million to Shaanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

On October 20, 2009, Hanxin also signed a forgiveness memo with Shaanxi Shuta to express its sincerity to acquire 7,000 acres land use right in Baoji District Shaanxi Providence from Shaanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shaanxi Shuta in acquired the land use right for Hanxin, Hanxin promise to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement. If default, Hanxin is willing to pay Shaanxi Shuta all upfront operation costs that Shaanxi Shuta had paid to acquire the land use right from the Baoji District government. All these upfront operation costs are approximately RMB10 million.

5.

PROPERTY AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated	September 30, 2009	December 31, 2008
	Life	(Unaudited)	(Audited)
Building and improvement	27-35	$4,892,199	$4,894,945
Manufacturing equipment	1-8	1,649,859	838,766
Office furniture and equipment	5	31,124	31,141
Vehicle	2-8	12,520	12,527
Machinery improvement	3	80,570	80,616
Subtotal		6,666,272	5,857,995
Less: Accumulated depreciation		1,263,050	1,044,366
Total		$5,403,222	$4,813,629

For the nine months ended September 30, 2009 and 2008, depreciation expenses amounted to $219,077 and $194,015, respectively.

6.

DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,021,584 (equivalent to RMB 13,800,000) to the agent as of September 30, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. However, due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009 to postpone the term. Pursuant to the supplementary agreement, the deposit which Hanxin had paid to the agent is fully refundable if the purchase does not go through by June 30, 2010.

7.

DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“SHCM”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with SHCM on March 26, 2007. The purchase price of SHCM shall not exceed $2,927,962 (RMB20 million) based upon the agreement. As of September 30, 2009, Hanxin had paid a $1,362,372 (equivalent to RMB9.3 millions) deposit to SHCM. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur before the end of year 2009.

On September 20, 2009, Hanxin signed a strategic merger agreement with SHCM, and promised to execute merge transaction with SHCM within one year starting from September 20, 2009. The owners of SHCM also agree to transfer SHCM to Hanxin through equity and all assets transfer method. Any party default this agreement is liable to pay RMB5 million penalty to other side.

8.

INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,050,882 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is for long term and is stated at cost.

9.

INTANGIBLE ASSETS

The Company purchased the right to use a parcel of land for 40 years on September 27, 2001. The purchase price is being amortized over the term of the right. In addition, the company was assigned ownership of three patent rights from its major stockholder and Chairman, Mr. Fangshe Zhang, during the quarter ended June 30, 2008. These patents were assigned without any payment due to Mr. Zhang. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,199 (equivalent to RMB28,800). As of September 30, 2009 and December 31, 2008, intangible assets, less accumulated amortization consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Intangible assets	$208,215	$208,332
Less: Accumulated amortization	41,196	37,154
Total	$167,019	$171,178

For the nine months ended September 30, 2009 and 2008, amortization expense amounted to $4,060 and $3,816 respectively.

The amortization expenses for the next five years are as follows:

2010	$ 5,414
2011	5,414
2012	5,414
2013	5,414
2014	5,414

10. LOAN PAYABLE

Loan payable as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722 ) from the same bank with new interest rate 9.967‰ per month and new due date on June 30, 2009 . This RMB3 million loan had been fully paid off on June 29, 2009.	$––	$439,722

Commencing from September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,343 ) as of September 30, 2009. The interest rate of these loans is 7.4% per year, and all due on September 24, 2010	215,343	––
Total Loan Payable	$215,343	$439,722

11. CONVERTIBLE NOTES AND WARRANTS

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%.. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2009. However, the extension of due date for notes is still under negotiation as of November 11 2009, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to warrant cost compensation, and the sum was add to additional paid-in capital-stock option in amount of $279,386 as of September 30, 2009 and December 31, 2008, respectively.

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

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech Manufacturing Enterprise" located in State "High Tech Zone" approved by China State Council. Based on these regulations, Hanxin was exempt from income tax in year 2003 and 2004 and its income has been subject to a 15% tax starting from January 1, 2005 to December 31, 2007. Since Hanxin is qualified as a High Tech Manufacturing Enterprise and located in State “High Tech Zone”, it is also qualified for 15% income tax rate for year 2008 and the year after. However, CIE is not a “High Tech Manufacturing Enterprise”, thus its income is subject to 33% tax rate. Commencing from January 2008, based on the new regulation in the PRC, CIE’s income is subject to 25% tax rate.

On September 30, 2009 and December 31, 2008, taxes payable consisted the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added tax	$633,207	$177,287
Corporate income tax provision	412,322	74,883
Local taxes and surcharges	52,974	13,491
Franchise tax	28,308	9,558
Total	$1,126,811	$275,219

The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.

The components of the provisions for income taxes were as follows:

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$471,703	$495,298
Deferred taxes valuation allowance	5,326	––
Total provision for income taxes	$477,029	$495,298

13.

DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of September 30, 2009 and December 31, 2008, the total net amounts due to the stockholders/officers were $177,600 and $177,699, respectively, which represented the net amounts lent by stockholders/officers to the Company.

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

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company’s common stock. Subsequently, the Company issued additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock As a result the total amount of issued and outstanding shares of the Company’s common stock was 35,413,850 as of September 30, 2008.

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement.  Accordingly, the Company has 35,663,850 shares of issued and outstanding common stock as of November 13, 2009.

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

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing did not occurr within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. In connection therewith, the Company recorded $279,386 of additional paid in capital-stock option as of September 30, 2009 and as of December 31, 2008.

15.

COMMITMENTS

The Company leases its office space and production land under operating lease agreements that are expiring on December 31, 2009, October 2, 2010, and October 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of September 30, 2009.

For Nine Months Ending September 30,	Amount
2010	$95,081
2011	17,579
2012	17,579
2013	17,579
2014	17,579
Thereafter	581,572
Total minimum rental payments required	$746,969

Rent and properties maintenance expenses amounted to $87,480 and $137,048 for the nine months ended September 30, 2009 and 2008, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of September 30, 2009.

For Nine Months Ending September 30,	Amount
2010	$351,580
2011	191,416
Total minimum rental payments required	$542,996

Patent lease expenses amounted to $263,685 and $257,726 for the nine months ended September 30, 2009 and 2008, respectively.

16.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the nine months ended September 30, 2009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchased from	Number of	Percentage of
For Nine Months Ended September 30,	Major Suppliers	Suppliers	Total Purchased
2009	$3,308,935	2	23.29%
2008	$5,328,507	3	38.87%

Geographical Risks:

Substantially all of the Company’s assets and operations were in the PRC for the nine months ended September 30, 2009 and 2008. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

17.

OTHER

On August 4, 2009, the Company signed an exclusive financial advisor agreement with Global Arena Capital Corp., (“GAC”) to have GAC act as the Lead or Managing or Co-Underwriter or Investment Banker in connection with the proposed public offering (the “Offering”) consisting of one share of Common Stock and one Common Stock Purchase Warrant (the “Units”), of the Company its successors, subsidiaries, affiliates or assigns on a “firm commitment” basis. The term for this agreement is beginning on August 4, 2009, and ending on May 31th, 2010 (the “Engagement Period”), which period may be extended by mutual consent.

18.

SUBSEQUENT EVENT

On October 28, 2009, Hanxin signed a loan agreement with Shaanxi Shuta and loaned the same amount of RMB10 million to Shaanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

On October 20, 2009, Hanxin also signed a forgiveness memo with Shaanxi Shuta to express its sincerity to acquire 7,000 acres land use right in Baoji District Shaanxi Providence from Shaanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shaanxi Shuta in acquired the land use right for Hanxin, Hanxin promise to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement. If default, Hanxin is willing to pay Shaanxi Shuta all upfront operation costs that Shaanxi Shuta had paid to acquire the land use right from the Baoji District government. All these upfront operation costs are approximately RMB10 million.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2009.

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

Business Overview

We are a holding company based in Xi’an China whose primary business operations are conducted through our wholly-owned subsidiary Hanxin International, and its subsidiaries, Hanxin and Cork I&E. We are engaged in the development, manufacture and distribution of cork wood floor, wall, sheets, rolls and other cork decorating materials in China and other countries. Cork is a ‘green’ renewable resource harvested only from the bark of the cork oak tree, thus leaving forests generally undamaged. The Company’s product lines include raw cork materials, semi-finished cork and finished cork products such as cork floorboards and cork wallboards.

Hanxin is the manufacturing subsidiary that produces cork-building material sold under the Hanxin brand name and on a private label basis. Approximately 70% of Hanxin's products sold in 2009 were to customers in foreign countries, among which 25% is sold by our sales team directly to the overseas markets under Hanxin’s brand name, 30% through unrelated export distributors under their private label, and around 15% sold to other domestic cork product manufacturers who reprocess our products and sell the end products to overseas markets under their private label. The rest 30% are sold to customers in China by our own sales persons, and domestic distributors and agents Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. The Company has the right to use 17 patents, including three which Mr. Zhang has assigned to Hanxin.  .

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

	For Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	Increase/(Decrease)

Revenues	$10,151,002	$8,958,570	$1,192,432	13.31%
Cost of Goods Sold	6,481,710	5,810,298	671,412	11.56%
Gross Profit	3,669,292	3,148,272	521,020	16.55%
Gross Profit Percentage	36.15%	35.14%
Operating Expenses
Selling expenses	1,555,095	1,146,051	409,044	35.69%
Bad debt expenses	248,574	6,466	242,108	3744.32%
General and administrative expense	228,127	191,235	36,892	19.29%
Total Operating Expenses	2,031,796	1,343,752	688,044	51.20%
Income From Operations	1,637,496	1,804,520	(167,024)	-9.26%
Other Income (Expenses)
Interest expenses, net	(44,256)	(43,924)	(332)	0.76%
Other income , net	26,260	25,705	555	2.16%
Total Other Expenses	(17,996)	(18,219)	223	-1.22%
Income Before Taxes	1,619,500	1,786,301	(166,801)	-9.34%
Income Tax Provision	289,547	270,017	19,530	7.23%
Income Before Noncontrolling Interest	1,329,953	1,516,284	(186,331)	-12.29%
Less: Net income attributable to the noncontrolling interest	105,856	120,111	(14,255)	-11.87%
Net Income Attributable to Asia Cork Inc.	$1,224,097	$1,396,173	$(172,076)	-12.32%

Revenues

Entering the third quarter of 2009, our business revived as the market for our products recovered from the low levels of the fourth quarter of 2008 and the first quarter of 2009. During the three months ended September 30, 2009, our revenues were $10,151,002 as compared to $8,958,570 for the three months ended September 30, 2008, an increase of $1,192,432 or 13.31%. The primary reason for the increase was the significant improvement in the market condition for home and commercial renovation in China and the success of our marketing efforts.

Cost of Sales and Gross Profit

During the three months ended September 30, 2009, cost of sales amounted to $6,481,710 or 63.85% of net revenues as compared to cost of sales of $5,810,298 or 64.86% of net revenues for the three months ended September 30, 2008. Gross profit during the three months ended September 30, 2009 was $3,669,292 or 36.15% of revenues, as compared to $3,148,272 or 35.14% of revenues for the three months ended September 30, 2008. The gross margin increased mainly as a result of slightly reduced manufacture costs in the third quarter of 2009, compared to the same quarter of 2008.

Operating Expenses

During the three months ended September 30, 2009, total operating expenses increased to $2,031,796 by 51.2%, or $688,044, compared to $1,343,752 for the three months ended September 30, 2008. This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenue, and bad debt allowance. Likewise, our general and administrative costs during the three months ended September 30, 2009, was increased by 19.29% to $228,127, as compared to $191,235 during the same period of 2008. The increase s was primarily attributable to increased research and development efforts and fees in order to acquire advanced technology of cork manufacture, professional advisory fees, and legal fees in the third quarter of 2009.

Other Income (expense)

During the three months ended September 30, 2009, we realized ($17,996) of net other expense, as compared to the net other expense of ($18,219) during the same period of 2008, a decrease of $223 or 1.22%.

During the three months ended September 30, 2009, net other income was $26,260 as compared to net other income $25,705 for the three months ended September 30, 2008, The increase of $555 or 2.16% in net other income was due to the rental income we realized from the rental of our entertainment facility. This rental income was offset by the franchise taxes accrued for the State of Delaware.

During the three months ended September 30, 2009, net interest expense was ($44,256) as compared to net interest expenses of ($43,924) for three months ended September 30, 2008, an increase of $332, or 0.76%. This increase was primarily attributable to the increased interest rate of 24% applied to promissory notes for the third quarter of 2009 since the Company was unable to pay the promissory notes when due on their original maturity dates in June 2009. This increased interest expenses had been offset by reduced interest expenses from other notes payable in the third quarter of 2009 as compared to the same quarter of 2008. As a result, the net interest expenses in the third quarter of 2009 slightly increased as compared to net interest expenses in the third quarter 2008.

Income Tax

The income taxes increased by $19,530 or 7.23% to $289,547 during the three months ended September 30, 2009 compared to $270,017 for the three months ended September 30, 2008.. This increase was primarily due to deferred taxes valuation allowance occurred in the third quarter of 2009. The Company's tax-exempt status ended as of December 31, 2004. Hanxin has been subject to a 15% corporate income tax starting from 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

As a result of improved revenues and increased operating expenses due to the increased marketing efforts in a revived economy, we realized $1,224,097 in net income in the third quarter of 2009, a decrease of $172,076 or 12.32% from $1,396,173 during the same period of 2008. Should the market for our products continue to be recovered, we expect that our revenues will continue to grow while operating expenses remain stable and that as a result our operating results may continue to improve in the coming months.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$17,056,777	$17,841,299	$(784,522)	-4.40%
Cost of Goods Sold	11,032,415	11,666,418	(634,003)	-5.43%
Gross Profit	6,024,362	6,174,881	(150,519)	-2.44%
Gross Profit Percentage	35.32%	34.61%
Operating Expenses
Selling expenses	2,470,208	2,255,551	214,657	9.52%
Bad debt expenses	253,104	9,052	244,052	2696.11%
General and administrative expense	480,882	605,952	(125,070)	-20.64%
Total Operating Expenses	3,204,194	2,870,555	333,639	11.62%
Income From Operations	2,820,168	3,304,326	(484,158)	-14.65%
Other Income (Expenses)
Interest expenses, net	(101,300)	(76,312)	(24,988)	32.74%
Other income, net	78,760	30,671	48,089	156.79%
Total Other Expenses	(22,540)	(45,641)	23,101	-50.61%
Income Before Taxes	2,797,628	3,258,685	(461,057)	-14.15%
Income Tax Provision	477,029	495,298	(18,269)	-3.69%
Income Before Noncontrolling Interest	2,320,599	2,763,387	(442,788)	-16.02%
Less: Net income attributable to the noncontrolling interest	181,757	215,357	(33,600)	-15.60%
Net Income Attributable to Asia Cork Inc.	$2,138,842	$2,548,030	$(409,188)	-16.06%

Revenues

Our business continued to improve during the nine months ended September 30, 2009, as the market for our products improved in China, although revenue declined to $17,056,777 during the nine months ended September 30, 2009, compared to $17,841,299 during the nine months ended September 30, 2008, The decreased revenue during the nine months ended September 30, 2009 was mainly due to the adverse market condition for home and commercial renovation during the fourth quarter of 2008 and the first quarter of 2009, compared to the prior periods. However, our business has improved as the market recovered during the second and third quarter of 2009.

Cost of Sales and Gross Profit

During the nine months ended September 30, 2009, cost of sales amounted to $11,032,415 or 64.68% of net revenues as compared to cost of sales of $11,666,418 or 65.39% of net revenues during the nine months ended September 30, 2008. Gross profit during the nine months ended September 30, 2009 was $6,024,362 or 35.32% of revenues, as compared to $6,174,881 or 34.61% of revenues during the nine months ended September 30, 2008. The gross margin during the nine months ended September 30, 2009 is almost same as the same period of 2008. The gross margin increased slightly as a result of slightly reduced manufacture costs in the current year of 2009, compared to the same period of 2008.

Operating Expenses

During the nine months ended September 30, 2009, total operating expenses were $3,204,194 as compared to $2,870,555 during the nine months ended September 30, 2008, an increase of $333,639 or 11.62%. This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenue, and bad debt allowance. Our accounts receivable outstanding more than six months declined from $1,741,487 of the $4,979,792 total accounts receivable at December 31, 2008 to nearly none of the total of $5,599,865 in accounts receivable at September 30, 2009. In addition, commencing from July 2009, we adopted a bad debt allowance at 5% of the outstanding account receivable at. September 30, 2009 which increased the bad debt expenses to $253,104, compared to $9,052 during the nine months ended September 30, 2009. Meanwhile, our general and administrative costs were reduced to $480,882, a decrease of $125,070 or 20.64%, compared to $605,952 during the nine months ended September 30, 2008 to offset part of the increase in selling expenses and bad debt allowance. The decrease in general and administrative costs was primarily attributable to decreased consulting fees, advisory fees and professional fees during the nine months ended September 30. 2009 as compared to the nine months ended September 30, 2008.

Other Income (expense)

During the nine months ended September 30, 2009, other expense, net, amounted to $22,540 as compared to other expense, net of $45,641 during the nine months ended September 30, 2008, a decrease of $23,101 or 50.61%.

Other expense, net during the nine months ended September 30, 2009 and 2008 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the franchise tax accrued for the State of Delaware and the donation contribution made by the Company during the three months ended September 30, 2008 in the amount of $71,822 and which such donation was made in connection with the earthquake in Sichuan PRC.

For the nine months ended September 30, 2009, net interest expense was $101,300 as compared to net interest expenses of $76,312 during nine months ended September 30, 2008, an increase of $24,988, or 32.74%. This increase was primarily attributable to the Company acquiring convertible promissory note in June 2008, and its interest rate had been increased to 24% from 18% after default the original mature date on June 4, 2009. Accordingly, more interest expenses had been accrued during the nine months of 2009 as compared to same period of 2008.

Income Tax

The income taxes decreased by $18,269 to $477,029 during the nine months ended September 30, 2009 compared to $495,298 during the nine months ended September 30, 2008, a decrease of 3.69%. This decrease was primarily due to an increased operating expense during the nine months of 2009 as compared to the same period of 2008. . The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

Our net income during the nine months ended September 30, 2009 was $2,138,842 compared to $2,548,030. Such a decrease was due to our dropped revenues and increase operating expense during the nine months ended September 30, 2009, compared to the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital was $9,092,862 on September 30, 2009, an increase of $369,588 or 4.24% compared to $8,723,274 at December 31, 2008. The increase was primarily due to an increase of $520,153 in cash and equivalents and an increase of $4,552,102 in inventories, respectively, as of September 30, 2009. However, these increases were significantly offset by the decrease in the current assets related to a loan to unrelated party, and the increase in current liabilities for tax payable and account payable and accrued expenses on September 30, 2009.

Cash provided by operating activities was $1,450,075 during the nine months ended September 30, 2009 as compared to ($1,279,091) used in during the nine months ended September 30, 2008. This increase was primarily because we advance less money to our suppliers during the nine months ended September 30, 2009 as compared to the same period of last year.

Cash used in investing activities was $708,962 during the nine months ended September 30, 2009, compared to net cash provided by investing activities of $1,162,600 in the same period 2008. The financing cash inflow increase during the first nine months of 2008 was primarily because a deposit for the purchase of intangible assets was refunded in September 2008.

Cash used in financing activities was $224,132 during the nine months ended September 30, 2009, compared with net cash provided by financing activities of $567,450 in the same period 2008. The greater financing cash inflow during the first nine months of 2008 was primarily because we issued convertible notes in the principal amount of $700,000 in June 2008.

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%.Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2009. However, satisfaction of the Company’s obligations under the notes is under negotiation as of November 11 2009, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The promissory notes are secured by Common Stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. However, at the present time, we do not have sufficient cash or cash equivalents to repay the promissory should the investors demand payment. The Company is seeking alternate financing, but there is no assurance it will be obtained.

With approximately $9.1 million of net working capital (total current assets less total current liabilities), improvements in our collections of accounts receivable and positive cash flow from operations as of September 30, 2009, we believe we will have sufficient resources to finance our operations for the coming year.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any equity securities during the nine month period ended September 30, 2009.

Item 3

Defaults Upon Senior Securities

There were no defaults upon senior securities during the nine month period ended on September 30, 2009.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the nine month period ended on September 30, 2009.

Item 5

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

By:	/s/ Pengcheng Chen
Pengcheng Chen Chief Executive Officer

Date:  November_16, 2009

By:	/s/ Yi Tong
Yi Tong Chief Financial Officer