Form 10-Q/A
period 2009-09-30
Asia Cork Inc.
filed 2009-11-30
CIK 1104040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

“The only change in Amendment No. 1 is the submission of Exhibits 31.1 and 31.2, which were inadvertently omitted from the initial filing.”

ASIA CORK INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1: – Financial Statements	2
Item 2: – Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3: – Quantitative and Qualitative Disclosures about Market Risk	28
Item 4: – Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1: – Legal Proceedings	29
Item 1A: – Risk Factors	29
Item 2: – Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3: – Default upon Senior Securities	29
Item 4: – Submission of Matters to a Vote of Security Holders	29
Item 5: – Other Information	29
Item 6: – Exhibits	29

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

ASIA CORK INC.

By:	/s/ Pengcheng Chen
Pengcheng Chen Chief Executive Officer

Date:  November 30, 2009

By:	/s/ Yi Tong
Yi Tong Chief Financial Officer