Form 10-Q/A
period 2008-06-30
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

`

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q /A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934 For the transition period from:

Commission file number 000-30115

ASIA CORK INC.
(Exact name of Small Business Issuer as specified in its charter.)

DELAWARE		13-3912047
(State of other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☑

This amendment is being filed to revise the disclosure regarding the effect of the issuance of common stock purchase warrants as part of a financing by the Company in June 2008.

ASIA CORK INC.
FORM 10-Q /A
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I

Financial Information

ITEM 1.  FINANCIAL STATMENTS

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Assets
Current Assets
Cash and equivalents	$468,219	$367,396
Accounts receivable, net of allowance for doubtful accounts of $15,571 and $12,210, respectively	3,098,688	2,429,772
Inventories	2,342,743	920,140
Advance to suppliers	2,829,540	2,375,174
Prepayments and other current assets	125,187	16,111
Total Current Assets	8,864,377	6,108,593

Property and Equipment - Net	4,157,235	1,754,830
Deposit for Purchase of Fixed Assets	2,011,926	1,891,810
Deposit for Purchase of Intangible Assets	1,457,917	1,370,877
Deposit for Acquisition	1,457,917	1,370,877
Construction in Progress	689,595	2,821,817
Investment - At Cost	2,041,084	1,919,228
Intangible Assets- Net	172,961	161,073

Total Assets	20,853,012	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,326,121	956,519
Loan payable	437,375	534,642
Convertible note, net	434,583	-
Customer deposit	147,133	-
Taxes payable	798,587	767,764
Due to stockholders/officers	176,751	166,199
Other current liabilities	24,554	15,039
Total Current Liabilities	3,345,104	2,440,163

Total Liabilities	3,345,104	2,440,163

Minority Interest	1,617,353	1,522,318

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,413,850 issued and outstanding, respectively	3,541	3,541
Additional paid-in capital	4,400,971	4,396,772
Additional paid-in capital - stock warrant	279,386	-
Additional paid-in capital - stock compensation	41,000	-
Reserve funds	1,939,881	1,741,715
Retained earnings	6,665,293	5,729,630
Accumulated other comprehensives income	2,560,483	1,564,966

Total Stockholders' Equity	15,890,555	13,436,624

Total Liabilities and Stockholders' Equity	$20,853,012	$17,399,105

See notes to consolidated financial statements

ASIA CORK INC. SUBSDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$6,366,384	$3,550,064	$8,882,729	$5,276,391

Cost of Goods Sold	4,173,021	2,580,974	5,856,120	3,908,256

Gross Profit	2,193,363	969,090	3,026,609	1,368,135

Operating Expenses
Selling expenses	832,792	384,473	1,112,086	585,314
General and administrative expense	342,888	87,284	416,357	202,087

Total Operating Expenses	1,175,680	471,757	1,528,443	787,401

Income From Operations	1,017,683	497,333	1,498,166	580,734

Other Income (Expense)
Interest (expense) income, net	(33,804)	(16,120)	(46,357)	22,070
Other (expense) income, net	(29,177)	18,716	4,966	36,468

Total Other (Expense) Income	(62,981)	2,596	(41,391)	58,538

Income Before Taxes and Minority Interest	954,702	499,929	1,456,775	639,272

Income Tax Provision	151,120	75,714	227,911	96,595

Income Before Minority Interest	803,582	424,215	1,228,864	542,677

Minority Interest	59,935	35,194	95,035	44,263

Net Income	$743,647	$389,021	$1,133,829	$498,414

Other Comprehensive Income:
Foreign Currency Translation Gain	381,129	164,031	995,517	205,118

Comprehensive Income	$1,124,776	$553,052	$2,129,346	$703,532

Net Income Per Common Share
- Basic	$0.02	$0.01	$0.03	$0.01
- Diluted:	$0.02	$0.01	$0.03	$0.01

Weighted Common Shares Outstanding*
- Basic	35,413,850	35,413,850	35,413,850	35,413,850
- Diluted:	36,718,822	35,413,850	36,343,578	35,413,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$1,133,829	$498,414
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities
Depreciation and amortization	117,426	124,608
Bad debt adjustment	(2,586)	(812)
Minority interest	95,035	44,263
Deferred consulting fee	1,640	-
Interest expenses for discount on convertible note	13,969	-
Changes in operating assets and liabilities:
Accounts receivable	(486,350)	160,659
Inventories	(1,282,737)	(1,557,337)
Advance to suppliers	(285,438)	153,082
Prepayments and other current assets	(62,242)	14,196
Accounts payable and accrued expenses	290,430	17,189
Customer deposits	147,133	-
Taxes payable	(16,854)	458,521
Other current liabilities	8,049	10,523
Net Cash Used in Operating Activities	(328,696)	(76,694)

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	-	25,628
Payment for deposit for acquisition	-	(1,116,658)
Payment for purchase of equipment	-	(420)
Payment for construction in process	(33,532)	-
Payment for advance to unrelated party	-	(90,636)
Proceeds from repayment of advance to unrelated party	-	2,012,702
Net Cash (Used in) Provided by Investing Activities	(33,532)	830,616

Cash Flows From Financing Activities
Proceeds from long-term debt	437,375	-
Payments to long-term debt	(568,588)	-
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(7,935)
Proceeds from stockholders/officers	-	42,449
Net Cash Provided by Financing Activities	568,787	34,514

Net Increase in Cash and Equivalents	206,559	788,436
Effect of Exchange Rate Changes on Cash	(105,736)	53,985
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$468,219	$1,407,154

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$2,409,299	$-
Shareholder donated intangible assets into the Company	$4,199	$-
Declared common stock for part of consulting fees	$41,000	$-

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

    The unaudited consolidated financial statements of Asia Cork Inc.(f/k/a Hankersen International Corp.)and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

    During the year ended December 31, 2005, Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd (“CIE”), a PRC corporation engaged in cork trading businesses.

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

d)	Basic and diluted net income per share:

    The Company accounts for net income per common share in accordance with SFAS 128, “Earnings per Share” (“EPS”).  SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

e)	Stock-based compensation:

    The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

f)	Revenue recognition:

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

g)	Recent accounting pronouncements:

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

2.	INVENTORIES

    Inventories as of June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited

Raw materials	$1,838,398	$536,319
Work in process	149,806	103,395
Finished goods	274,368	249,932
Packaging and other	80.171	30,494
Total	$2,342,743	$920,140

3.	PROPERTY AND EQUIPMENT

    As of June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Estimated Life	June 30, 2008	December 31, 2007
		Unaudited	Audited

Building and improvement	27-35	$4,012,238	$1,507,241
Manufacturing equipment	1-8	1,200,563	1,128,887
Office furniture and equipment	5	30,389	28,575
Vehicle	2-8	12,460	11,716
Machinery improvement	3	80,185	75,398
Subtotal		5,335,835	2,751,817
Less: Accumulated depreciation		1,178,600	996,987
Total		$4,157,235	$1,754,830
    For the six months ended June 30, 2008 and 2007, depreciation expenses amounted to $114,960 and $122,352, respectively.

4.	DEPOSIT FOR PURCHASE OF FIXED ASSETS

    The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity.  The purchase was arranged through an agent who is not affiliated with the Company. $2,011,926 (equivalent to RMB 13.8 million) was paid to the agent as of the six months ended June 30, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50 million that the Company is willing to pay for the facilities. The deposit is fully refundable if the purchase does not close.

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

    As of June 30, 2008 and December 31, 2007, construction in process consisted of the following:

	June 30, 2008	December 31,2007
	Unaudited	Audited

Dormitory construction and decoration	$-	$2,204,922
Fifth Workshop construction	689,595	616,895
Total	689,595	2,821,817

8.	INVESTMENT – AT COST

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

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Intangible assets	$207,220	$190,901
Less: Accumulated amortization	34,259	29,828
Total	172,961	161,073

    For the six months ended June 30, 2008 and 2007, amortization expense amounted to $2,466 and $2,256, respectively.

    The amortization expenses for the next five years are as follows:

2009	$5,236
2010	5,236
2011	5,236
2012	5,236
2013	5,236

10.	LOAN PAYABLE

    Loan payable as of June 30, 2008 consisted of the following:

	June 30, 2008	December 31, 2007

On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $437,375 ) from the same bank again, but the new interest rate had been increased to 9.967‰ per month. The expiration date for this new short-term loan is June 30, 2009.	$437,375	$534,642

Total Loan Payable	$437,375	$534,642

11.	CONVERTIBLE NOTE AND WARRANTS

    On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

    The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. If the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of June 30, 2008. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of June 30, 2008.

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

    Net of convertible note as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Convertible note	$700,00	$-
Less: Discount on convertible note	265,417	-
Convertible note, net	$434,583

12.	TAX PAYABLE

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

    As of June 30, 2008 and December 31, 2007, taxes payable consisted the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited
Value -added tax	$558,729	$393,969
Corporate income tax Provision	189,943	235,465
Local tax and surcharges	39,715	83,330
Franchise tax	10,200	55,000
Total	$798,587	$767,764

13.	DUE TO STOCKHOLDERS/OFFICERS

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

15. BASIC AND DILUTED EARNING PER SHARE

    The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	743,647	389,021	1,133,829	498,414
Denominator:
Weighted average common shares	35,413,850	35,413,850	35,413,850	35,413,850
Net income per share — basic	$0.02	$0.01	$0.03	$0.01

Diluted:
Numerator:
Net income for basic calculation	743,647	389,021	1,133,829	498,414
Effect of dilutive securities issued	20,735	-	20,735	-
Net income for diluted calculation	764,382	389,021	1,154,564	498,414
Denominator:
Denominator for basic calculation	35,413,850	35,413,850	35,413,850	35,413,850
Weighted average effect of dilutive securities:
Warrants	554,484	-	554,484	-
Convertible debt	750,488	-	375,244	-
Denominator for diluted calculation	36,718,822	35,413,850	36,343,578	35,413,850
Net income per share — diluted	$0.02	$0.01	$0.03	$0.01

16.	COMMITMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

	For Three Months Ended June 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$6,366,384	$3,550,064	$2,816,320	79%
Cost of Goods Sold	4,173,021	2,580,974	1,592,047	62%
Gross Profit	2,193,363	969,090	1,224,273	126%
Gross Profit Percentage	34.45%	27.30%
Operating Expenses
Selling expenses	832,792	384,473	448,319	117%
General and administrative expense	342,888	87,284	255,604	293%
Total Operating Expenses	1,175,680	471,757	703,923	149%
Income From Operations	1,017,683	497,333	520,350	105%
Other Income (Expense)
Interest (expense), net	(33,804)	(16,120)	(17,684)	110%
Other (expense) income, net	(29,177)	18,716	(47,893)	-256%
Total Other (Expense) Income	(62,981)	2,596	(65,577)	-2526%
Income Before Taxes and Minority Interest	954,702	499,929	454,773	91%
Income Tax Provision	151,120	75,714	75,406	100%
Income Before Minority Interest	803,582	424,215	379,367	89%
Minority Interest	59,935	35,194	24,741	70%
Net Income	$743,647	$389,021	$354,626	91%

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

Operating Expenses

    Our operating expenses increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. For the three months ended June 30, 2008, total operating expenses were $1,175,680 as compared to $471,757 for the three months ended June 30, 2007, a increase of approximately $0.7 million or 149%. This increase was attributable to an increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases consulting fee, advisory fee, attorney fee, and professional fee in the current quarter.

Other Income (expense)

    For the three months ended June 30, 2008, other expense, net, amounted to ($62, 981 ) as compared to other income net of $2,596 for the three months ended June 30, 2007, a decrease of ($65, 577 ) or 25 26%. Other income for the three months ended June 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 and which such donation was made in connection with earthquake in SiChuan PRC.

    For the three months ended June 30, 2008, net interest expense was ($33, 804 ) as compared to net interest expense of ($16,120) for the three months ended June 30, 2007, an increase of ($17, 684 ) or 1 10%. The increase was primarily due to the Company consummated an offering of promissory convertible note and common stock purchase warrants  in June 2008 which incurred more interest expenses during the three months ended June 30, 2008 as compared to the same period in year 2007.

Income Tax

    Our income taxes increased by $75,406 or 100% to $151,120 for the three months ended June 30, 2008 compared to $75,714 for the three months ended June 30, 2007. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

	For Six Months Ended June 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$8,882,729	$5,276,391	$3,606,338	68%
Cost of Goods Sold	5,856,120	3,908,256	1,947,864	50%
Gross Profit	3,026,609	1,368,135	1,658,474	121%
Gross Profit Percentage	34.07%	25.93%
Operating Expenses
Selling expenses	1,112,086	585,314	526,772	90%
General and administrative expense	416,357	202,087	214,270	106%
Total Operating Expenses	1,528,443	787,401	741,042	94%
Income From Operations	1,498,166	580,734	917,432	158%
Other Income (Expense)
Interest (expense) income, net	(46,357)	22,070	(68,427)	-310%
Other income, net	4,966	36,468	(31,502)	-86%
Total Other (Expense) Income	(41,391)	58,538	(99,929)	-171%
Income Before Taxes and Minority Interest	1,456,775	639,272	817,503	128%
Income Tax Provision	227,911	96,595	131,316	136%
Income Before Minority Interest	1,228,864	542,677	686,187	126%
Minority Interest	95,035	44,263	50,772	115%
Net Income	$1,133,829	$498,414	$635,415	127%

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

Operating Expenses

    Our operating expenses increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, total operating expenses were $1,528,443 as compared to $$787,401 for the six months ended June 30, 2007, an increase of $741,042 million or 94%. This increase was attributable to a significant increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, and legal fees.

Other Income (expenses)

    For the six months ended June 30, 2008, other expense, net, amounted to ($41, 391 ) as compared to other income net of $58,538 for the six months ended June 30, 2007, a decrease of ($99, 929 ) or 17 1%. Other income for the six months ended June 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility.  This rental income was primarily offset by the donation contribution made by the Company during the three months ended June 30, 2008 in the amount of $71,822 and which such donation was made in connection with the earthquake in SiChuan PRC.

    For the six months ended June 30, 2008, net interest expense was ($46 ,357) as compared to net interest income of $22,070 for the six months ended June 30, 2007, a decrease of $68, 427 or 3 10%. This decrease was primary attributable to the significant decrease in interest income in the current year. In addition, the interest expenses raised from the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008

Income Tax

    Our income taxes increased by $1 31,316 to $22 7,911 for the six months ended June 30, 2008 compared to $96,595 for the six months ended June 30, 2007, an increase of 13 6%. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

    Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) increased by approximately $1,700,000 from approximately $2,400,000 as of December 31, 2007 to approximately $4,100,000 as of June 30, 2008. The increase was primarily due to an increase in inventories for amount of approximately $1,400,000 during the current year.

    Cash used in operating activities was ($ 328,696) for the six months ended June 30, 2008 as compared to ($76,694) used in the six months ended June 30, 2007. The increase in cash used in by operating activities for the six months ended June 30, 2008 was a result of an increase of accounts receivable, inventories, and advance to suppliers.

    Cash used in investing activities was ($33,532) for the six months ended June 30, 2008 as compared to $830,616 for the six months ended June 30, 2007. The decrease is a result of less investment activities of the Company in the current year which is primarily due to insufficient cash and equivalent in the current year.

    With approximately $5.5 million of net working capital (total current assets less total current liabilities) and positive cash flow from operations as of June 30, 2008, we believe we will have sufficient resources to finance our operations for the coming year.

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

Part II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

A SMALLER REPORTING COMPANY IS NOT REQUIRED TO PROVIDE THE INFORMATION REQUIRED BY THIS ITEM.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

3.	In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to Hawk Associates, Inc. for services rendered pursuant to the term of the agreement with Hawk Associates.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.	OTHER INFORMATION
None
ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002

32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

Dated: February 11, 2010	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

	By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer