Form 10-Q/A
period 2008-09-30
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes☐   No ☑

This amendment is being filed to revise the disclosure regarding the effect of the issuance of common stock purchase warrants as part of a financing by the Company in June 2008.

ASIA CORK INC.
FORM 10-Q /A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Part I
Financial Information

ITEM 1	FINANCIAL STATEMENTS

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Assets
Current Assets
Cash and equivalents	$557,075	$367,396

Accounts receivable, net of allowance for doubtful accounts of $22,429 and $12,210, respectively	4,463,314	2,429,772
Inventories	4,211,806	920,140
Advance to suppliers	2,664,200	2,375,174
Prepayments and other current assets	127,396	16,111
Total Current Assets	12,023,791	6,108,593

Property and Equipment - Net	5,087,362	1,754,830
Deposit for Purchase of Fixed Assets	2,032,431	1,891,810
Deposit for Purchase of Intangible Assets	-	1,370,877
Deposit for Acquisition	1,472,776	1,370,877
Construction in Progress	-	2,821,817
Investment - At Cost	2,061,886	1,919,228
Intangible Assets- Net	173,362	161,073

Total Assets	22,851,608	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,599,097	956,519
Loan payable	441,833	534,642
Convertible note, net	504,430	-
Customer deposit	196,617	-
Taxes payable	668,020	767,764
Due to stockholders/officers	266,919	166,199
Other current liabilities	20,826	15,039
Total Current Liabilities	3,697,742	2,440,163

Total Liabilities	3,697,742	2,440,163

Minority Interest	1,737,240	1,522,318

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 35,663,850 and 35,413,850 issued and outstanding, respectively	3,566	3,541
Additional paid-in capital	4,485,446	4,396,772
Additional paid-in capital-stock warrant	279,386	-
Reserve funds	2,175,440	1,741,715
Retained earnings	7,700,139	5,729,630
Accumulated other comprehensives income	2,772,649	1,564,966

Total Stockholders' Equity	17,416,626	13,436,624

Total Liabilities and Stockholders' Equity	$22,851,608	$17,399,105

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$8,958,570	$4,134,630	$17,841,299	$9,411,021

Cost of Goods Sold	5,810,298	2,996,475	11,666,418	6,904,731

Gross Profit	3,148,272	1,138,155	6,174,881	2,506,290

Operating Expenses
Selling expenses	1,152,517	447,886	2,264,603	1,033,200
General and administrative expense	244,575	95,773	660,932	297,860

Total Operating Expenses	1,397,092	543,659	2,925,535	1,331,060

Income From Operations	1,751,180	594,496	3,249,346	1,175,230

Other Income (Expense)
Interest (expense) income, net	(113,771)	(15,250)	(160,128)	6,820
Other income (expense), net	25,705	(13,843)	30,671	22,625

Total Other (Expense) Income	(88,066)	(29,093)	(129,457)	29,445

Income Before Taxes and Minority Interest	1,663,114	565,403	3,119,889	1,204,675

Income Tax Provision	272,822	89,136	500,733	185,731

Income Before Minority Interest	1,390,292	476,267.00	2,619,156	1,018,944

Minority Interest	119,887	40,280	214,922	84,543

Net Income	$1,270,405	$435,987	$2,404,234	$934,401

Other Comprehensive Income:
Foreign Currency Translation Gain	212,089	188,975	1,207,683	394,093

Comprehensive Income	$1,482,494	$624,962	$3,611,917	$1,328,494

Net Income Per Common Share
- Basic	$0.04	$0.01	$0.07	$0.03
- Diluted:	$0.04	$0.01	$0.07	$0.03

Weighted Common Shares Outstanding*
- Basic	35,564,961	35,413,850	35,464,220	35,413,850
- Diluted:	38,795,991	35,413,850	36,985,851	35,413,850

* As restated to reflect recapitalization and the subsequent reverse stock split.

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(FORMERLY HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$2,404,234	$934,401
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Depreciation and amortization	197,831	188,869
Bad debt adjustment	9,052	288
Issued common stock for legal fees	43,500	-
Minority interest	214,922	84,543
Consulting fees adjusted from deferred	11,480	-
Interest expenses for discount on convertible note	83,816
Accrued due to shareholder expenses	82,252	-
Changes in operating assets and liabilities:
Accounts receivable	(1,733,401)	(56,638)
Inventories	(3,000,259)	(1,102,622)
Advance to suppliers	(104,695)	318,349
Prepayments and other current assets	(72,951)	10,639
Accounts payable and accrued expenses	531,939	189,932
Customer deposits	196,617	-
Taxes payable	(145,963)	133,577
Other current liabilities	4,346	13,789
Net Cash (Used in) Provided by Operating Activities	(1,277,280)	715,127

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	-	25,628
Proceeds from withdraw deposit for purchase of intangible assets	1,370,877	-
Payment for deposit for acquisition	-	(1,334,615)
Payment for purchase of equipment	-	(984)
Payment for construction in process	(208,277)	(1,253,703)
Proceeds from repayment of advance to unrelated party	-	1,922,067
Net Cash Provided by (Used in) Investing Activities	1,162,600	(641,607)

Cash Flows From Financing Activities
Proceeds from long-term debt	441,833	-
Payments to long-term debt	(574,383)	(384,413)
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(8,061)
Proceeds from stockholders/officers	-	443,508
Net Cash Provided by Financing Activities	567,450	51,034

Net Increase in Cash and Equivalents	452,770	124,554
Effect of Exchange Rate Changes on Cash	(263,091)	43,903
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$557,075	$733,190

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Construction in process transferred out to property	$3,401,660	$-
Shareholder donated intangible assets into the Company without payment	$4,199	$-
Issued common stock for legal fees and part of consulting fees	$84,500	$-

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

The Company intends to purchase certain factory facilities from an unrelated company without disclosing its own identity. The purchase was arranged through an agent who is not affiliated with the Company. $2,032,431 (equivalent to RMB 13.8 million) was paid to the agent as of the nine months ended September 30, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50 million that the Company is willing to pay for the facilities . The deposit is fully refundable if the purchase does not close.

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

The Company intends to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. (“ Sichuan Hanxin ”). The purchase price of Sichuan Hanxin shall not exceed $2,945,551 (RMB20 million). As of September 30, 2008, the Company had paid a deposit of $1,472,776 (equivalent to RMB10 million) to Sichuan Hanxin . Sichuan Hanxin is a manufacturer for cork products and is one of the Company’s current cork raw materials providers.

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

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Intangible assets	$209,332	$190,901
Less: Accumulated amortization	35,970	29,828
Total	$173,362	$161,073

For the nine months ended September 30, 2008 and 2007, amortization expense amounted to $3,816 and $3,407, respectively.

The amortization expenses for the next five years are as follows:

2009	$5,295
2010	5,295
2011	5,295
2012	5,295
2013	5,295

10.	LOAN PAYABLE

Loan payable as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37 %o per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $441,833 ) from the same bank again, but the new interest rate had been increased to 9.967%o per month. The expiration date for this new short-term loan is June 30, 2009.	$441,833	$534,642
Total Loan Payable	$441,833	$534,642

11.	CONVERTIBLE NOTE AND WARRANTS

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

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. If the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2008. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of September 30, 2008.

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

Net of convertible note as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Convertible note	$700,000	$-
Less: Discount on convertible note	195,570	-
Convertible note, net	$504,430	$-

12.	TAX PAYABLE

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

As of September 30, 2008 and December 31, 2007, taxes payable consisted the following:

	September 30, 2008	December 31, 2007
	Unaudited	Audited
Value-added tax	$582,062	$393,969
Corporate income tax provision	28,159	235,465
Local taxes and surcharges	41,349	83,330
Franchise tax	16,450	55,000
Total	$668,020	$767,764

13.	DUE TO STOCKHOLDERS/OFFICERS

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

15.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$1,270,405	$435,987	$2,404,234	$934,401
Denominator:
Weighted average common shares	35,564,961	35,413,850	35,464,220	35,413,850
Net income per share — basic	0.04	$0.01	$0.07	$0.03
Diluted:
Numerator:
Net income for basic calculation	$1,270,405	$435,987	$2,404,234	$934,401
Effect of dilutive securities issued	98,594	-	119,402	-
Net income for diluted calculation	$1,368,999	$435,987	$2,523,636	$934,401
Denominator:
Denominator for basic calculation	35,564,961	35,413,850	35,464,220	35,413,850
Weighted average effect of dilutive securities:
Warrants	160,855	-	248,077	-
Convertible debt	3,070,175	-	1,273,554	-
Denominator for diluted calculation	38,795,991	35,413,850	36,985,851	35,413,850
Net income per share — diluted	$0.04	$0.01	$0.07	$0.03

16.	COMMITMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

	For Three Months Ended September 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$8,958,570	$4,134,630	$4,823,940	117%
Cost of Goods Sold	5,810,298	2,996,475	2,813,823	94%
Gross Profit	3,148,272	1,138,155	2,010,117	177%
Gross Profit Percentage	35.14%	27.53%
Operating Expenses
Selling expenses	1,152,517	447,886	704,631	157%
General and administrative expense	244,575	95,773	148,802	155%
Total Operating Expenses	1,397,092	543,659	853,433	157%
Income From Operations	1,751,180	594,496	1,156,684	195%
Other Income (Expense)
Interest (expense), net	(113,771)	(15,250)	(98,521)	646%
Other income (expense), net	25,705	(13,843)	39,548	-286%
Total Other (Expense)	(88,066)	(29,093)	(58,973)	203%
Income Before Taxes and Minority Interest	1,663,114	565,403	1,097,711	194%
Income Tax Provision	272,822	89,136	183,686	206%
Income Before Minority Interest	1,390,292	476,267	914,025	192%
Minority Interest	119,887	40,280	79,607	198%
Net Income	$1,270,405	$435,987	$834,418	191%

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

Operating Expenses

Our operating expenses increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. For the three months ended September 30, 2008, total operating expenses were $1,397,092 as compared to $543,659 for the three months ended September 30, 2007, a increase of $853,433 or 157%. This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases consulting fees, advisory fees, attorney fees, and other professional fees in the current quarter.

Other Income (expense)

For the three months ended September 30, 2008, total other expense, net amounted to ($88,066) as compared to total other expense net of ($29,093) for the three months ended September 30, 2007, an increase of $58,973 or 203% . Other income for the three months ended September 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility.

For the three months ended September 30, 2008, net interest expense was ($113,771) as compared to net interest expense of ($15,250) for the three months ended September 30, 2007, an increase of ($98,521) or 646% . The increase was primarily due to the Company consummated an offering of  convertible debt and common stock purchase warrant in June 2008, accordingly, more interest expense had been accrued in the current quarter as compared to same period of last year.

Income Tax

Our income taxes increased by $183,686 or 206% to $272,822 for the three months ended September 30, 2008 compared to $89,136 for the three months ended September 30, 2007. This increase was due to an increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

	For Nine Months Ended September 30,
	2008	2007	(Decrease)/ Increase
	Unaudited	Unaudited

Revenues	$17,841,299	$9,411,021	$8,430,278	90%
Cost of Goods Sold	11,666,418	6,904,731	4,761,687	69%
Gross Profit	6,174,881	2,506,290	3,668,591	146%
Gross Profit Percentage	34.61%	26.63%
Operating Expenses
Selling expenses	2,264,603	1,033,200	1,231,403	119%
General and administrative expense	660,932	297,860	363,072	122%
Total Operating Expenses	2,925,535	1,331,060	1,594,475	120%
Income From Operations	3,249,346	1,175,230	2,074,116	176%
Other Income (Expense)
Interest (expense) income, net	(160,128)	6,820	(166,948)	-2448%
Other income, net	30,671	22,625	8,046	36%
Total Other (Expense) Income	(129,457)	29,445	(158,902)	-540%
Income Before Taxes and Minority Interest	3,119,889	1,204,675	1,915,214	159%
Income Tax Provision	500,733	185,731	315,002	170%
Income Before Minority Interest	2,619,156	1,018,944	1,600,212	157%
Minority Interest	214,922	84,543	130,379	154%
Net Income	$2,404,234	$934,401	$1,469,833	157%

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

Operating Expenses

Our operating expenses increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, total operating expenses were $2,925,535 as compared to $1,331,060 for the nine months ended September 30, 2007, an increase of $1,594,475 or 120% . This increase was attributable to a significant increase in selling expenses, freight cost, and commissions associated with our increased revenues. The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, legal fees and professional fee in the current year.

Other Income (expenses)

For the nine months ended September 30, 2008, total other expense, net amounted to ($129,457) as compared to total other income net of $29,445 for the nine months ended September 30, 2007, a decrease of ($158,902) or 540% . Other income, net for the nine months ended September 30, 2008 and 2007 is related to the income received from the rental of our entertainment facility.  This rental income was primarily offset by the donation made by the Company during the second quarter of 2008 in the amount of $72,592 in connection with the earthquake in SiChuan PRC.

For the nine months ended September 30, 2008, net interest expense was ($160,128) as compared to net interest income of $6,820 for the nine months ended September 30, 2007, a decrease of ($166,948) or 2448% . This decrease was primary attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 , and had renewed a bank loan at a higher interest rate. As a result, the Company has accrued higher interest expense in 2008 compared to 2007.

Income Tax

Our income taxes increased by $315,002 to $500,733 for the nine months ended September 30, 2008 compared to $185,731 for the nine months ended September 30, 2007, an increase of 170% . This increase was due to a significant increase in net income before income taxes. The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to a 25% corporate income tax starting from January 1, 2008.

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

Cash used in operating activities was ($1,277,280) for the nine months ended September 30, 2008 as compared to $715,127 provided for the nine months ended September 30, 2007. The increase in cash used in by operating activities for the nine months ended September 30, 2008 was a result of an increase of accounts receivable, inventories, and advance to suppliers.

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

With approximately $ 8.3 3 million of net working capital (total current assets less total current liabilities) and positive cash flow from operations as of September 30, 2008, we believe we will have sufficient resources to finance our operations for the coming year.

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

ITEM 1.     LEGAL PROCEEDINGS.

   None

ITEM 1A.  RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.     UNREGISTERED SALES FO EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.     OTHER INFORMATION

   None

ITEM 6.     EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

Dated: February 11, 2010	By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

	By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer