Form 10-K/A
period 2008-12-31
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K /A
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

During the year ended December 31, 2005,  Hanxin acquired a 75% equity interest of Cork Import and Export Co. Ltd. (“Cork I&E”), a PRC corporation that engages in cork trading businesses.

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

Hanxin is engaged in development, manufacture and distribution of cork products including cork wood floor, wall and decorating materials. We sell our products directly to customers in China through our own sales team, and we distribute our products to customers overseas through unrelated distributors and sales agents. The countries our products were distributed through these sales agents include India, the United States of America, Germany and Japan. Mr. Fangshe Zhang, our Chairman and a principal shareholde r who currently owns fourteen cork processing technology related patents in China, leased three of them to Hanxin for a five-year lease term ending April 16, 2011, and donated three others to Hanxin in year 2008.

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

We may purchase a factory’s facilities through an unrelated agent who has been handling the negotiation for us. We have paid deposits $2,022,719 (equivalent to RMB 13,800,000) to the agent as of December 31, 2008 and $1,891,810 (equivalent to RMB 13,800,000) as of the year ended December 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the facilities.

In order to expand our business and improve the efficiency of production, we plan to acquire one of our current raw material suppliers, Sichuan Hanxin Cork Merchandises Co. (“ Sichuan Hanxin ”), which also has cork product manufacture business. We have made a deposit of $1,465,738 (equivalent to RMB10 million) to Sichuan Hanxin with this amount to be applied against the purchase of raw materials from the supplier if the acquisition does not occur.

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

Previously, our products were sold internationally though unrelated national distributors and agents (those are our independent clients). Our products are currently being exported to India, the United States, Japan, and Germany by those unrelated national distributors and agents. In the near future, we expect to start our own oversea export sales network to Asian and North American markets.

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

WE DO NOT OWN MOST OF CORK PROCESSING TECHNOLOGY RELATED PATENTS WE ARE USING AND ARE SUBJECT TO THE TERMS AND CONDITIONS OF A LICENSING AGREEMENT.

We are dependent on the patents licensed to use from our Chairman and principal shareholder.  He, who currently owns fourteen cork processing technology related patents in China, leased three of them to Hanxin for a five-year lease term ending April 16, 2011, and donated three others to Hanxin in year 2008.   As a result, our business activities related to exploiting these patents are dependent on the license granted to us from him. In the event that the license is terminated, such a result would have a material adverse effect on the company as it would prevent us from using them in our business and deriving revenue associated therewith.

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

CHANGES IN THE EXTENSIVE REGULATIONS TO WHICH HANXIN IS SUBJECT COULD INCREASE ITS COST OF DOING BUSINESS OR AFFECT ITS ABILITY TO GROW.

The governments of countries where Hanxin’s unrelated distributors and agents exports products, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence indirectly affect Hanxin’s profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin’s operations revenue and/or profitability.

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

CONTROL BY PRINCIPAL SHAREHOLDERS, OFFICERS ,   AND DIRECTORS.

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

RULE 144 SALES.

Some  of the outstanding shares of Common Stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

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

Hanxin owns one property in Xi’an called “YuLerYuan” which is for approximately 10,360.3 square meters. It was used for an entertainment space, and leased out to an unrelated party. However, in 2007, we renovated the space and built an additional student dormitory in YuLerYuan, and the constructions were completed in June 2008. Thus, the student dormitory was leased $21,590 (equivalent to RMB150,000) per month to the university located at the YuLerYuan and this agreement was extend to February 28, 2010.

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

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. If a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. Each investor also received warrants exercisable for 4 years to purchase shares of our common stock at an exercise price equal to the share price per share of common stock in the Financing or, if the Financing has not occurred within 12 months of the offering, at $.228 per share. Under the warrants, investors can purchase an amount of shares for an aggregate consideration up the amount of their investment.  Our obligations under the promissory notes are secured by 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, our Chief Executive Officer, and by Mr. Zhang, our Chairman.

ITEM 6.	SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2005 through 2008. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

Name	2008	2007	2006	2005
Net sales	$21,378,041	$16,050,938	$12,041,588	$12,156,152
Income (loss) from operation	$3,969,689	$2,593,556	$782,171	$3,004,179
Income (loss) before income taxes	$3,609,311	$2,269,147	$830,026	$2,976,289
Net income (loss)	$2,732,154	$1,762,041	$632,960	$2,273,562
Net income (loss) per common share	$0.08	$0.05	$0.04	$0.39
Total assets	$22,348,075	$17,399,105	$14,028,936	$12,103,863
Total liabilities	$2,905,432	$2,440,163	$1,919,878	$1,082,059
Working capital	$8,900,759	$3,668,430	$4,775,190	$6,767,792
Stockholder’s equity	$17,640,621	$13,436,624	$10,744,975	$9,721,207

No cash dividends have been paid during any of the four-year periods stated above.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes.

Overview

We, through its subsidiaries, engage in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2008 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. Our Chairman and a principal shareholder, who currently own fourteen cork processing technology related patents in China, leased three of them to Hanxin for a five-year lease term ending April 16, 2011, and donated three others to Hanxin in year 2008.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues

For the year ended December 31, 2008, our revenues were $21,378,041 as compared to $16,050,938 for the year ended December 31, 2007, an increase of $5,327,103 or approximately 33.19%. The reason for the increase is primarily due to our selling efforts, increased sales of our major finished goods (wood materials, floors, and boards) increased as compared to the sales quantities in year 2007. Also, we increased our unit sales prices by 20% commencing from October 2007. For the year ended December 31, 2008, our revenues from wood materials, boards, and floor sales were $1,005,315, 103,676, and $2,532,052 respectively more than the revenue from sales of those items during the year ended December 31, 2007. Even though we had decreased sales on the tree skin raw material for the year ended December 31, 2008.

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

Operating Expenses

For the year ended December 31, 2008, total operating expenses were $3,470,991 as compared to $2,467,341 for the year ended December 31, 2007, an increase of $ 1,003,650 or 40.68% .

Included in this increase were:

* For the year ended December 31, 2008, selling expenses amounted to $2,711,764 as compared to $1,954,225 for the year ended December 31, 2007, an increase of $757,539 or 38.76%. For the year ended December 31, 2008, we experienced a significant increase in sales commission expenses of $749,433 and in freight expenses of $44,505 with our increased revenue.

* For the year ended December 31, 2008, general and administrative expenses were $759,227 as compared to $513,116 for the year ended December 31, 2007, an increase of $ 246,111 or 47.96% . The increase in general and administrative costs was primarily attributable to increases in consulting fees, advisory fees, legal fees and professional fee s in connection with our SEC filing, name change, and USA capital market fund raising and public relationship advisory charges in the current year.

Other Income (Expense)

For the year ended December 31, 2008, other expense amounted to $360,378 as compared to other expense of $324,409 for the year ended December 31, 2007. Other (expense) income, net for the years ended December 31, 2008 and 2007 were primarily related to net rental income $159,495 and $78,226 respectively from our leasing entertainment facility. These rental net incomes had been offset by the franchise taxes $10,116 and $55,000 accrued in the year 2008 and 2007, respectively. Also, this rental income was primarily offset by the donation made by the Company during the second quarter of 2008 in the amount of $72,975 in connection with the earthquake in Sichuan PRC.

For the year ended December 31, 2008, net interest expense was $275,105 as compared to net interest expense of $6,270 for the year ended December 31, 2007 , an increase of $268,835 . This was attributable to the Company acquired a convertible note for USA investors in amount of $700,000 (approximately RMB4.8 million) in June 2008 with 18% annual rate and mature date due in June 2009 and offered common stocks purchase warrant with convertible note . Thus, the Company had incurred more interest expense in the current year as compared to year 2007.

For the year ended December 31, 2008, the Company incurred less loss on disposition of fix assets than 2007 by $182,763 or (53.42%). Since the loss incurred in year 2008 was not deductible for the tax purpose in P.R. China, the Company had recognized deferred income taxes assets for the time difference.

Income Taxes

Net income taxes expenses increased by $ 248,582 to $ 597,453 for the year ended December 31, 2008 as compared to $348,871 for the year ended December 31, 2007. This increase was due to an increase in net income before income taxes in year 2008, although it had been offset with deferred income taxes benefits $23,905 in year 2008.

Minority Interest

For the year ended December 31, 2008, we reported a minority interest in income of subsidiary of $279,704 as compared to $158,235 for the year ended December 31, 2007. The minority interests income of subsidiaries were attributable to Hanxin and Cork I&E, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $3,579,466 from $2,760,789 as of December 31, 2007 to $6,340,255 as of December 31, 2008. The increase was primarily due to a increase in accounts receivable of $2,526,233 from $2,429,772 at December 31, 2007 to $4,956,005 at December 31, 2008, a increase in inventory of $1,835,871 from $920,140 at December 31, 2007 to $2,756,011 at December 31, 2008, and an increase in accounts payable and accrued expenses of $438,847 from $956,519 at December 31, 2007 to $1,395,366 at December 31, 2008. Those increases had been offset by the cash and equivalents decreased by $343,791 from $367,396 as of December 31, 2007 to $23,605 as of December 31, 2008. The net increase in working capital was primarily due to increased sales from our customers and increased inventories to assure manufacture during the year ended December 31, 2008.

Cash used in operating activities was ($364,209) for the year ended December 31, 2008 as compared to $2,074,461 provided for the year ended December 31, 2007. The increase in cash used in operating activities was a result of an increase of net income, accounts receivable, and inventories for the year ended December 31, 2008.

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

Financing activities for the year ended December 31, 2008 was $568,084 net cash provided as compared to ($388,956) net cash used in for the year ended December 31, 2007. This change was primarily attributable to acquire a convertible note in amount $700,000 from USA investor s in June, 2008.

In 2007, we entered into an agreement to purchase land use right in Shaanxi BaoJi District P.R. China from Shaanxi Shuta Wood Products Co., Ltd. (“Shaanxi Shuta”), one of our most important sales distributors in Shaanxi Province P.R. China. We terminated the land purchase agreement on August 19, 2008 and the deposits were refunded to us in August and September 2008. Shaanxi Shuta had opened cork retail chain stores exclusively selling our products but we could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shaanxi Shuta. As a result, Shaanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing a very important distribution channel, and to assist Shaanxi Shuta to recover, we loaned RMB10 million (equivalent to $1,465,738) to the Shaanxi Shuta for a one year term starting from October 27, 2008. This loan does not bear interest and is unsecured.

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

OPERATING RISK

(a) Country risk

Our revenues are mainly derived from the sale of wood floors, boards, and basis materials products in the Peoples Republic of China (PRC). We expect to expand our sales to the countries outside the PRC by our own sales network, however, there are no assurances that we will be able to achieve such an expansion successfully in the future. Therefore, a downturn or stagnation in the economic environment of the PRC and the countries that our products are sold by unrelated distributor or agents could have a material adverse effect on our financial condition.

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

Federal Income Tax Aspects of Investment in us

The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations (“Treasury Regulations”), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse effect upon us and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

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

Biographical Information

Mr. Fangshe Zhang, Chairman

Mr. Zhang founded Hanxin in 2001 and has acted as its Chairman of the Board of Directors since its inception. Prior to forming Hanxin, Mr. Zhang was the general manager of Xi’an Dong Da Terrestrial Heat Heating Co., Ltd., a company whose primary business was the development of terrestrial heat. Mr. Zhang is a technical expert in cork processing technology, currently holding fourteen patents in China.

Mr. Pengcheng Chen, CEO/Director

Mr. Chen is our Chief Executive Officer and a director since 2004 , and has worked at Hanxin since 2002. From 1997 to 1998 he worked for Xi'an Tangcheng Hotel as an assistant general manager. From 1998 to 2000 he served as general manager of Xi'an Qingye Virescence Co. Ltd, a gardening engineering company.

Mr. Yi Zhang, Chief Operating Officer

Mr. Zhang is our Chief Operating Officer and has worked at Hanxin since April 2004. From April 2002 to August 2004 he was general manager of Shanxi Litian Science & Technology Co., Ltd, a wine trading company f rom November 1993 to March 2002 he worked at Xi’an Xianyang International Airport where from 1996 to 2002 he served as operating manager.

Mr. Yi Tong, Chief Financial Officer /Director

Mr. Tong is our Chief Financial Officer and a director since 2004. Mr. Tong has previously worked for several financial institutions. From May 2003 to February 2004 he served as chief representative of Federal International Finance Inc., Canada. From August 2001 to May 2003 he worked as a senior manager for China Dragon Securities Co., Ltd. and from April 2001 to August 2001 he worked as project manager of China Eagle Securities Co., Ltd.

Mr. Pingjun Zhang, Chief Technical Officer

Mr. Zhang is our Chief Technical Officer since 2004 and has worked for Hanxin since 1999. From 1985 through 1999 he was the design manager of Xi’an Chemical Co., Ltd., a chloralkali chemical company.

Mr. Genshe Bai, Director

Mr. Bai is a director of us since 2002. From 1996 to 2002 he worked as the general manager of Xi’an Commodity Development Co., Ltd., a company engaged in the purchase and sale of commodities. From 1980-1996 Mr. Bai worked as a manager of the auditing department for Xi’an Commodity Bureau, a governmental agency responsible for the regulation of commodities.

Mr. Shengli Liu, Director

Mr. Liu is a director of us since 2004 and has worked for Hanxin since 2002. From 1997 to 2002 he was the director for the 12th section of Xikang railway project of China Railway 18th Bureau Group Co., Ltd. From 1989 to 1997 he worked as a manger in the metals division of the Xi'an Commodity Bureau.

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

BOARD COMMITTEES

Our board of directors is currently composed of four directors: Mr.  Pengcheng Chen, Mr. Yi Tong, Mr. Genshe Bai, and Mr. Shengli Liu. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

CODE OF ETHICS

The Company has a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company. The Code is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•	Compliance with applicable governing laws, rules and regulations;

•	The prompts internal reporting of violations of the Code to the appropriate person or persons; and

•	Accountability for adherence to this Code.

ITEM 11.	EXECUTIVE COMPENSATION.

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

SUMMARY COMPENSATION TABLE

The following table discloses executive compensation received for the fiscal year ended December 31, 2008 as well as the preceding three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Award		Securities Underlying Options		Total Compensation
Fangshe Zhang,	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
Chairman	2007	$3,971		$3,945	$	- 0 -		$-0 -	$7,916
	2006	$3,972		$3,844	$	- 0 -	$	- 0 -	$7,816
Pengcheng Chen,	2008	$5,182	$	- 0 -	$	- 0 -	$	- 0 -	$5,182
Chief Executive Officer	2007	$6,143		$3,945	$	- 0 -	$	- 0 -	$10,088
	2006	$5,766		$3,844	$	- 0 -	$	- 0 -	$9,610
Yin Tong,	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
Chief Financial Officer	2007	$3,656		$13,151	$	- 0 -	$	- 0 -	$16,807
	2006	$3,588		$3,588	$	- 0 -	$	- 0 -	$7,176
Yi Zhang,	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
Chief Operating Officer	2007	$3,656		$6,575	$	- 0 -	$	- 0 -	$10,231
	2006	$3,588		$3,203	$	- 0 -	$	- 0 -	$6,791
Pingjun Zhang,	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
Chief Technical Officer	2007	$3,656		$6,575	$	- 0 -	$	- 0 -	$10,231
	2006	$3,306		$3,203	$	- 0 -	$	- 0 -	$6,509

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None. No compensation had been paid to any director solely in connection with their role as a director.

EMPLOYMENT AGREEMENTS

Each major employee and consultant of Hanxin is required to sign an employment agreement. The employment agreements run for a period of one (1) year, however, an employee may be fired for cause.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Title of Class	Name and Address of Beneficial Owner of Shares	Position	Number of shares held by Owner	Percent of Class
Common	Pengcheng Chen (1)	CEO/Director	11,361,457 (1)	31.86%
Common	Fangshe Zhang (2)	Chairman	9,892,096 (2)	27.74%
Common	Yi Tong	CFO/Director	––	––
Common	Yi Zhang	Chief Operating Officer	––	––
Common	Pingjun Zhang	Chief Technical Officer	––	––
Common	Genshe Bai	Director	––	––
Common	Shengli Liu	Director	––	––
Common	Executive Officers & Directors as a Group		21,253,553	59.60%
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

As of December 31, 2008, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $177,699 which represented the net amount lent by officers to us.

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
DATE: February 11 , 2010

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fangshe Zhang	Chairman	February 11, 2010
Fangshe Zhang

/s/ Pengcheng Chen	Chief Executive Officer/	February 11, 2010
Pengcheng Chen	Director

/s/ Yi Tong	Chief Financial Officer/	February 11, 2010
Yi Tong	Director

/s/ Yi Zhang	Chief Operating Officer	February 11, 2010
Yi Zhang

/s/ Pingjun Zhang	Chief Technical Officer	February 11, 2010
Pingjun Zhang

/s/ Genshe Bai	Director	February 11, 2010
Genshe Bai

/s/ Shengli Liu	Director	February 11, 2010
Shengli Liu

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

MS Group CPA LLC
MS Group CPA LLC

Edison, New Jersey
April 12, 2009

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Current Assets
Cash and equivalents	$23,605	$367,396
Accounts receivable, net of allowance for doubtful accounts of $23,787 and $12,210, respectively	4,956,005	2,429,772
Inventories	2,756,011	920,140
Advance to suppliers	2,562,357	2,375,174
Loan to unrelated party	1,465,738	-
Deferred income taxes assets	7,757	-
Prepayments and other current assets	34,718	16,111
Total Current Assets	11,806,191	6,108,593

Property and Equipment - Net	4,813,629	1,754,830
Deposit for Purchase of Fixed Assets	2,022,719	1,891,810
Deposit for Purchase of Intangible Assets	-	1,370,877
Deposit for Acquisition	1,465,738	1,370,877
Construction in Progress	-	2,821,817
Investment - At Cost	2,052,034	1,919,228
Intangible Assets- Net	171,178	161,073
Deferred Income Taxes Assets	16,586	-

Total Assets	22,348,075	17,399,105

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	1,395,366	956,519
Loan payable	439,722	534,642
Convertible note, net	574,276	-
Customer deposit	10,118	-
Taxes payable	275,224	767,764
Due to stockholders/officers	177,699	166,199
Other current liabilities	33,027	15,039
Total Current Liabilities	2,905,432	2,440,163

Total Liabilities	2,905,432	2,440,163

Minority Interest	1,802,022	1,522,318

Stockholders' Equity
Series A preferred stock, $0.0001 par value, 5,000,000 shares authorized,
zero shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 and 35,413,850 issued and outstanding, respectively.	3,566	3,541
Additional paid-in capital	4,485,446	4,396,772
Additional paid-in capital stock warrant	279,386	-
Reserve funds	2,236,716	1,741,715
Retained earnings	7,966,783	5,729,630
Accumulated other comprehensives income	2,668,724	1,564,966

Total Stockholders' Equity	17,640,621	13,436,624

Total Liabilities and Stockholders' Equity	$22,348,075	$17,399,105

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007

Revenues	$21,378,041	$16,050,938
Cost of Goods Sold	13,937,361	10,990,041
Gross Profit	7,440,680	5,060,897

Operating Expenses
Selling expenses	2,711,764	1,954,225
General and administrative expense	759,227	513,116

Total Operating Expenses	3,470,991	2,467,341

Income From Operations	3,969,689	2,593,556

Other Income (Expense)
Interest (expense), net	(275,105)	(6,270)
Other income, net	74,091	23,988
Loss on disposition of fix assets	(159,364)	(342,127)

Total Other (Expense) Income	(360,378)	(324,409)

Income Before Taxes and Minority Interest	3,609,311	2,269,147

Provision for Income Taxes	597,453	348,871

Income Before Minority Interest	3,011,858	1,920,276

Minority Interest	279,704	158,235

Net Income	$2,732,154	$1,762,041

Other Comprehensive Income:
Foreign Currency Translation Gain	1,103,758	929,608

Comprehensive Income	$3,835,912	$2,691,649

Net Income Per Common Share
- Basic	$0.08	$0.05
- Diluted:	$0.08	$0.05

Weighted Common Shares Outstanding
- Basic	35,514,406	35,413,850
- Diluted:	36,469,571	35,413,850

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock,		Additional Paid-in Capital	Additional Paid-in Capital Stock Warrant	Reserve Fund	Retained Earnings/(Accumulated Deficit)	Other Comprehensive Income	Total Shareholders' Equity
	No. of Shares	Amount

Balance, December 31, 2006	35,413,850	$3,541	$4,396,772	$-	$1,432,992	$4,276,312	$635,358	$10,744,975

Net income	-	-	-	-	-	1,762,041	-	1,762,041

Appropriation of reserve funds	-	-	-	-	308,723	(308,723)	-	-

Foreign currency translation gain	-	-	-	-	-	-	929,608	929,608

Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$-	$1,741,715	$5,729,630	$1,564,966	$13,436,624

Patent rights donation	-	-	4,199	-	-	-	-	4,199

Issued convertible note with								-
stock warrant in June 2008	-	-	-	279,386	-	-	-	279,386

Issued common stocks on July 31,
2008 for service received	150,000	15	43,485	-	-	-	-	43,500

Issued common stocks on August 14,
2008 for service received	100,000	10	40,990	-	-	-	-	41,000
								-
Net income	-	-	-	-	-	2,732,154	-	2,732,154

Appropriation of reserve funds	-	-	-	-	495,001	(495,001)	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,103,758	1,103,758

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$17,640,621

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007

Cash Flows From Operating Activities
Net Income	$ 2,732,154	$ 1,762,041
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Depreciation and amortization	286,352	248,581
Bad debt adjustment	10,539	(1,496)
Loss on disposition of fix assets	159,364	342,127
Minority interest	279,704	158,235
Consulting fees adjusted from deferred	21,320	-
Interest expenses for discount on convertible note	153,662	-
Deferred income taxes benefits	(23,905)	-
Issued common stocks for legal fees	43,500	-
Changes in operating assets and liabilities:
Accounts receivable	(2,215,522)	(291,558)
Inventories	(1,657,504)	(161,894)
Advance to suppliers	(21,350)	(732,019)
Prepayments and other current assets	3,320	25,905
Accounts payable and accrued expenses	348,540	287,326
Customer deposits	10,118	-
Taxes payable	(510,352)	433,419
Other current liabilities	15,851	3,794
Net Cash (Used in) Provided by Operating Activities	(364,209)	2,074,461

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	1,370,877	-
Payment for the deposit for purchase of intangible assets	-	(1,370,877)
Proceeds from return the deposit for purchase of fix assets	-	25,628
Payment for deposit for acquisition	-	(1,370,877)
Payment for purchase of equipment	(589)	(5,945)
Payment for unrelated parties	(1,465,738)	-
Payment for construction in progress	(207,282)	(1,253,703)
Proceeds from repayment of unrelated party	-	1,922,066
Net Cash Used in Investing Activities	(302,732)	(2,053,708)

Cash Flows From Financing Activities
Proceeds from long-term debt	439,722	534,642
Payments to long-term debt	(571,638)	(959,614)
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(419,543)
Proceeds from stockholders/officers	-	455,559
Net Cash Provided by (Used in) Financing Activities	568,084	(388,956)

Net Decrease in Cash and Equivalents	(98,857)	(368,203)
Effect of Exchange Rate Changes on Cash	(244,934)	170,866
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$ 23,605	$ 367,396

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the years ended December 31, 2008 and 2007, respectively	$ 52,418	$ 70,923
Income taxes paid for the years ended December 31, 2008 and 2007, respectively	$ 794,835	$ 153,007

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$ 3,385,406	$ -
Shareholder donated intangible assets into the Company without payment	$ 4,199	$ -
Issued common stocks for legal fees and part of consulting fees	$ 84,500	$ -

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

During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable outstanding for over half year increased promptly to the amounts of $ 1,551,836 (equivalent to RMB 10,587,400) and the cash and equivalents had dropped down significantly to $23,605 as of December 31, 2008. In addition, the Company had negative cash flow in operating activities for the year ended December 31, 2008. These events raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to collect the outstanding accounts receivable, to borrow the money either from shareholders or outside credit union, banks, or investors, and to raise capital in the near term to (1) satisfy its current obligations, and (2) the successful wide scale development and marketing of its high profit products.

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

Basic and diluted net income per share

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

Hanxin intended to purchase a factory’s facilities through an unrelated agent who will do the negotiation for Hanxin, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,022,719 (equivalent to RMB 13,800,000) to the agent as of December 31, 2008, and the same deposit was valued at $1,891,810 (equivalent to RMB 13,800,000) as of December 31, 2007. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that Hanxin is willing to pay for the facilities .

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

Hanxin intended to acquire a private company located in Sichuan China called Sichuan Hanxin Cork Merchandises Co, Ltd. (“ Sichuan Hanxin ”), and signed a strategic corporation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin shall not exceed $2,741,754 (RMB20 million) based upon the agreement. As of December 31, 2008, Hanxin paid $1,465,738 (equivalent to RMB10 millions) deposit to Sichuan Hanxin . Sichuan Hanxin is a manufacturer for cork products and is one of Hanxin’s current cork raw material providers. Hanxin anticipates apply the whole deposited amount to the raw materials payments if the acquisition does not occur before the end of year 2009.

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

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

15.	CONVERTIBLE NOTE AND WARRANTS

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

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. If the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of December 31, 2008. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of December 31, 2008.

As of December 31, 2008 , the Company’s obligations under the promissory notes are secured by an aggregate of 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, and Mr. Zhang (the “Escrow Shares”). In the event that subsequent to the issuance of the Convertible Notes, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the holder of the promissory notes shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company shall deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

Net of c onvertible note as of December 31, 2008 and 2007 consisted of the following:

Convertible Note
	December 31,
	2008	2007
Convertible note	$700,000	$-
Less: Discount on convertible note	125,724	-
Convertible note, net	$574,276	$-

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

On December 31, 2008 and 2007, taxes payable consisted the following:

	December 31,
	2008	2007
Value-added tax	$177,287	$393,969
Corporate income tax provision	74,888	235,465
Local taxes and surcharges	13,491	83,330
Franchise tax	9,558	55,000
Total	$275,224	$767,764

The deferred income taxes assets results from loss on disposition of fix assets that are no deductible.

The components of the provisions for income taxes were as follows:

	For The Years Ended December 31,
	2008	2007
Current taxes:
Current income taxes in P.R. China	$621,358	$348,871
Deferred income taxes benefits	23,905	––
Total provision for income taxes	$597,453	$348,871

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

19.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For The Year Ended December 31,
	2008	2007
Basic:
Numerator:
Net income for basic calculation	$2,732,154	$1,762,041
Denominator:
Weighted average common shares	35,514,406	35,413,850
Net income per share — basic	$0.08	$0.05

Diluted:
Numerator:
Net income for basic calculation	$2,732,154	$1,762,041
Effect of dilutive securities issued	218,541	-
Net income for diluted calculation	$2,950,695	$1,762,041
Denominator:
Denominator for basic calculation	35,514,406	35,413,850
Weighted average effect of dilutive securities
Convertible debt	955,165	-
Denominator for diluted calculation	36,469,571	35,413,850
Net income per share — diluted	$0.08	$0.05

20.	LEASE COMMITMENTS

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

The Company also leases three patent rights from its Chairman, Mr. Fang s he Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2008.

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

21.	RESERVE FUND AND DIVIDENDS

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

As of December 31, 2008 and 2007, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $2,236,716 and $1,741,715 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

The Company has not declared or paid cash dividends or made distributions in the past.

22.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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