Form 10-Q/A
period 2009-03-31
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/ A

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

ASIA CORK INC.
FORM 10-Q/ A
QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I

Financial Information
ITEM 1.  FINANCIAL STATMENTS

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$18,979	$23,605
Accounts receivable, net of allowance for doubtful accounts of $22,940 and $23,787, respectively	4,645,920	4,956,005
Inventories	2,632,242	2,756,011
Advance to suppliers	2,826,187	2,562,357
Loan to unrelated party	1,463,351	1,465,738
Deferred income tax assets	6,705	7,757
Prepayments and other current assets	91,637	34,718
Total Current Assets	11,685,021	11,806,191

Property and Equipment - Net	4,731,266	4,813,629
Deposit for Purchase of Fixed Assets	2,019,425	2,022,719
Deposit for Acquisition	1,463,351	1,465,738
Investment - At Cost	2,048,692	2,052,034
Intangible Assets- Net	169,546	171,178
Deferred Income Tax Assets	15,731	16,586
Total Assets	22,133,032	22,348,075

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,379,966	1,395,366
Loan payable	439,005	439,722
Convertible note, net	644,123	574,276
Customer deposit	10,102	10,118
Taxes payable	187,973	275,224
Due to stockholders/officers	177,410	177,699
Other current liabilities	3,418	33,027
Total Current Liabilities	2,841,997	2,905,432

Total Liabilities	2,841,997	2,905,432

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital stock warrant	279,386	279,386
Reserve funds	2,236,716	2,236,716
Retained earnings	7,853,242	7,966,783
Accumulated other comprehensive income	2,636,129	2,668,724
Total Asia Cork Inc. Stockholders' Equity	17,494,485	17,640,621
Noncontrolling Interest	1,796,550	1,802,022
Total Equity	19,291,035	19,442,643

Total Liabilities and Equity	$22,133,032	$22,348,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$902,504	$2,516,345
Cost of Goods Sold	689,587	1,683,099
Gross Profit	212,917	833,246

Operating Expenses
Selling expenses	125,165	279,294
General and administrative expense	114,282	73,469
Total Operating Expenses	239,447	352,763

(Loss) Income From Operations	(26,530)	480,483

Other Income (Expense)
Interest (expense), net	(114,384)	(12,553)
Other income , net	24,725	34,143
Total Other (Expense) Income	(89,659)	21,590

(Loss) Income Before Taxes	(116,189)	502,073
Provision for Income Taxes	2,824	76,791

Net (Loss) Income Before Noncontrolling Interest	(119,013)	425,282

Less: Net (loss) income attributable to the noncontrolling interest	(5,472)	35,100

Net (Loss) Income Attributable to Asia Cork Inc.	$(113,541)	$390,182

Earnings Per Share - Basic and Diluted:
- Basic	$(0.00)	$0.01
- Diluted:	$(0.00)	$0.01

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,413,850
- Diluted:	38,734,025	35,413,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net (Loss) Income Before Noncontrolling Interest	$(119,013)	$425,282
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(32,595)	614,388
Comprehensive (Loss) Income	$(151,608)	$1,039,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For Three Months Ended March 31, 2009 and the Year Ended December 31, 2008

	Asia Cork Inc. Stockholders' Equity
	Common Stock,		Additional Paid-in Capital	Additional Paid-in Capital Stock Warrant		Retained Earnings / (Accumulated Deficit)	Other Comprehensive Income (Expense)	Noncontrolling Interest
	No. of Shares	Amount			Reserve Fund				Total

Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$-	$1,741,715	$5,729,630	$1,564,966	$1,522,318	$14,958,942

Patent rights donated by chairman	-	-	4,199	-	-	-	-	-	4,199

Issued convertible note with
stock warrant in June, 2008	-	-	-	279,386	-	-	-	-	279,386

Issued new common stocks on
July 31, 2008 for service received	150,000	15	43,485	-	-	-	-	-	43,500

Issued new common stocks on
August 14, 2008 for service received	100,000	10	40,990	-	-	-	-	-	41,000

Net income for year ended December 31, 2008	-	-	-	-	-	2,732,154	-	279,704	3,011,858

Appropriation of reserve funds	-	-	-	-	495,001	(495,001)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,103,758	-	1,103,758

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$1,802,022	$19,442,643

Net loss for three months ended March 31, 2009						(113,541)		(5,472)	(119,013)

Foreign currency translation loss							(32,595)		(32,595)

Balance, March 31, 2009	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,853,242	$2,636,129	$1,796,550	$19,291,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(113,541)	$390,182
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Depreciation and amortization	75,846	57,860
Bad debt adjustment	(808)	(347)
Net (loss) income attributable to noncontrolling interest	(5,472)	35,100
Deferred income tax benefits	1,866	-
Consulting fees adjusted from deferred	9,840	-
Interest expenses for discount on convertible note	69,756
Changes in operating assets and liabilities:
Accounts receivable	303,315	(68,220)
Inventories	119,475	378,493
Advance to suppliers	(268,441)	20,022
Prepayments and other current assets	(66,908)	(4,669)
Accounts payable and accrued expenses	(13,149)	(118,629)
Taxes payable	(86,944)	(535,001)
Other current liabilities	(29,603)	(8,417)
Net Cash (Used in) Provided by Operating Activities	(4,768)	146,374

Net (Decrease) Increase in Cash and Equivalents	(4,768)	146,374
Effect of Exchange Rate Changes on Cash	142	14,696
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$18,979	$528,466

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$13,112	$13,825
Income taxes paid	$108	$282,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
(F/K/A Hankersen International Corp. and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

The unaudited condensed consolidated financial statements of Asia Cork Inc.(f/k/a Hankersen International Corp.) and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

d)	Use of estimates

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

e)	Revenue recognition

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

g)	Basic and diluted net income per share
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

h)	Foreign currency translation
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

i)	Recent accounting pronouncements

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

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin ”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin shall not exceed $2,926,702 (RMB20 million) based upon the agreement. As of March 31, 2009, Hanxin had paid a $1,463,351 (equivalent to RMB10 millions) deposit to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

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

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Intangible assets	$207,992	$208,332
Less: Accumulated amortization	38,446	37,154
Total	$169,546	$171,178

For the three months ended March 31, 2009 and 2008, amortization expense amounted to $1,352 and $1,215 respectively.

The amortization expenses for the next five years are as follows:

2009	$5,412
2010	5,412
2011	5,412
2012	5,412
2013	5,412

9.	LOAN PAYABLE

Loan payable as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722 ) from the same bank again, but the new interest rate had been increased to 9.967‰ per month. The expiration date for this new short-term loan is June 30, 2009.	$439,005	$439,722

Total Loan Payable	$439,005	$439,722

10.	CONVERTIBLE NOTES AND WARRANTS

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

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. If the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of Marcher 31, 2009. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of March 31, 2009 and December 31, 2008.

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

Net of convertible note as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Convertible note	$700,000	$700,000
Less: Discount on convertible note	55,877	125,724
Convertible note, net	$644,123	$574,276

11.	TAX PAYABLE

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

On March 31, 2009 and December 31, 2008, taxes payable consisted the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added tax	$87,773	$177,287
Corporate income tax provision	75,615	74,887
Local taxes and surcharges	7,188	13,492
Franchise tax	17,397	9,558
Total	$187,973	$275,224

The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.
The components of the provisions for income taxes were as follows:

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$958	$76,791
Deferred taxes	1,866	-
Total provision for income taxes	$2,824	$76,791

12.	DUE TO STOCKHOLDERS/OFFICERS

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

14.  BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended March 31,
	2009	2008
Basic:
Numerator:
Net (loss) income for basic calculation	$(113,541)	$390,182
Denominator:
Weighted average common shares	35,663,850	35,413,850
Denominator for basic calculation	35,663,850	35,413,850
Net (loss) income per share — basic	$(0.00)	$0.01

Diluted:
Numerator:
Net (loss) income for basic calculation	$(113,541)	$390,182
Effect of dilutive securities issued	98,015	-
Net (loss) income for diluted calculation	$(15,526)	$390,182
Denominator:
Denominator for basic calculation	35,663,850	35,413,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	-
Denominator for diluted calculation	38,734,025	35,413,850
Net (loss) income per share — diluted	$(0.00)	$0.01

15.	COMMITMENTS

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

Concentrations Risks:

For the three months ended March 31, 20009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
Three Months Ended March 31,	Major Suppliers	Suppliers	of Total
2009	$119,480	2	76.60%
2008	$514,077	3	50.73%

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

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Hanxin is the manufacturing subsidiary that produces cork-building material sold under the Hanxin brand name and on a private label basis. Approximately 70% of Hanxin's products sold in 2009 were to customers in foreign countries, among which approximately 30% sold through unrelated export distributors under their private label, and around 40% sold to other domestic cork product manufacturers who reprocess our products and sell the end products to overseas markets under their private label. The rest 30% are sold to customers in China by our own sales persons, and domestic distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China.  As discussed in the Notes to the Financial Statements, Mr. Zhang leases three of these patents to Hanxin and has assigned three others to Hanxin as of June 30, 2008.   .

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

	For Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$902,504	$2,516,345	$(1,613,841)	-64.13%
Cost of Goods Sold	689,587	1,683,099	(993,512)	-59.03%
Gross Profit	212,917	833,246	(620,329)	-74.45%
Gross Profit Percentage	23.59%	33.11%
Operating Expenses
Selling expenses	125,165	279,294	(154,129)	-55.19%
General and administrative expense	114,282	73,469	40,813	55.55%
Total Operating Expenses	239,447	352,763	(113,316)	-32.12%
(Loss) Income From Operations	(26,530)	480,483	(507,013)	-105.52%
Other Income (Expense)
Interest (expense), net	(114,384)	(12,553)	(101,831)	811.21%
Other income, net	24,725	34,143	(9,418)	-27.58%
Total Other (Expense) Income	(89,659)	21,590	(111,249)	-515.28%
(Loss) Income Before Taxes	(116,189)	502,073	(618,262)	-123.14%
Income Tax Provision	2,824	76,791	(73,967)	-96.32%
(Loss) Income Before Noncontrolling Interest	(119,013)	425,282	(544,295)	-127.98%
Less: Net (loss) income attributable to the noncontrolling interest	(5,472)	35,100	(40,572)	-115.59%
Net (Loss) Income Attributable to Asia Cork Inc.	$(113,541)	$390,182	$(503,723)	-129.10%

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

Operating Expenses

For the three months ended March 31, 2009, total operating expenses were $239,447 as compared to $352,763 for the three months ended March 31, 2008, an decrease of $113,316 or 32.12%. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Even though this decrease had been offset with the increase in general and administrative costs, we still incurred less operating expenses in the first quarter 2009 as compared to the first quarter of 2008. The increase in general and administrative expenses was mainly attributable to professional fees that increased in the first quarter 2009 as compared to the first quarter of 2008.

Other Income (expense)

For the three months ended March 31, 2009, other expense, net, amounted to $89,659 as compared to other income net of $21,590 for the three months ended March 31, 2008, a decrease of $111,249 or 515.28%. Other income for the three months ended March 31, 2009 and 2008 is related to the income received from the rental of our entertainment facility. This rental income was primarily offset by the franchise taxes accrued for the State of Delaware.

For the three months ended March 31, 2009, net interest expense was $114,384 as compared to net interest expenses of $12,553 for three months ended March 31, 2008, an increase of $101,831, or 811.21%. This increase was primarily attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 which caused more interest expenses been accrued in the current quarter as compared to same period of last year. As a result, the net interest expenses in the first quarter 2009 had significantly increased as compared to net interest expenses in the first quarter 2008.

Income Tax

Net income taxes expense decreased by $73,967 to $2,824 for the three months ended March 31, 2009 as compared to $76,791 for the three months ended March 31, 2008. This decline was primarily due to a decrease in net income before income taxes in the first quarter of 2009 as compared to the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable and accrued expenses) decreased by approximately $423,080 from approximately $6,340,255 as of December 31, 2008 to approximately $5,917,175 as of March 31, 2009. The decrease was primarily due to a decrease in inventories and account receivable for amount of approximately $123,769 and $310,085 during the current year, respectively.

Cash used in operating activities was ($4,768) for the three months ended March 31, 2009 as compared to $146,374 provided for the three months ended March 31, 2008. The increase in cash used in operating activities for the three months ended March 31, 2009 was a result of a decrease of net income and an increased advance payment to suppliers.

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

We had approximately $8.84 million of net working capital (total current assets less total current liabilities) at March 31, 2009 compared to working capital of approximately $4.31 million at March 31, 2008.  However, we had negative cash flow from operations for the three months ended March 31, 2009 of ($4,768) compared to positive cash flow from operations of $146,374 for the three months ended March 31 2008. We also had negative cash flow in operating activities for the year ended December 31, 2008 Moreover, our business has been adversely affected by a decline in revenues and difficulty in collecting outstanding accounts receivable. During the first quarter of 2009, our accounts receivable outstanding for over half year increased to approximately $2,521,196 (equivalent to RMB17,228,923) and the cash and equivalents had declined significantly to $18,979 as of March 31, 2009. These events raise substantial doubt about our ability to continue as a going concern unless we can collect the outstanding accounts receivable, market conditions improve, we can borrow the money either from shareholders or outside credit union, banks, or investors, and/or raise capital in the near term to (1) satisfy our current obligations, and (2) develop and market our more profitable products.

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

ASIA CORK INC.

Date: February 11 , 2010	By:	/s/ Pengcheng Chen,
Pengcheng Chen, Chief Executive Officer

	By:	Yi Tong,
Yi Tong, Chief Financial Officer