Form 10-Q/A
period 2009-06-30
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

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

ASIA CORK INC.
FORM 10-Q/ A
QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I

Financial Information
ITEM 1.  FINANCIAL STATMENTS

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$497,724	$23,605
Accounts receivable, net of allowance for doubtful accounts of $28,290 and $23,787, respectively	5,710,647	4,956,005
Inventories	2,116,528	2,756,011
Advance to suppliers	3,280,798	2,562,357
Loan to unrelated party	1,463,981	1,465,738
Deferred income tax assets	6,264	7,757
Prepayments and other current assets	59,645	34,718
Total Current Assets	13,135,587	11,806,191

Property and Equipment - Net	4,661,015	4,813,629
Deposit for Purchase of Fixed Assets	2,020,294	2,022,719
Deposit for Acquisition	1,463,981	1,465,738
Investment - At Cost	2,049,573	2,052,034
Intangible Assets- Net	168,266	171,178
Deferred Income Tax Assets	14,452	16,586
Total Assets	23,513,168	22,348,075

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,800,898	1,395,366
Loan payable	-	439,722
Convertible note, net	700,000	574,276
Customer deposit	10,106	10,118
Taxes payable	572,242	275,224
Due to stockholders/officers	177,486	177,699
Other current liabilities	18,506	33,027
Total Current Liabilities	3,279,238	2,905,432

Total Liabilities	3,279,238	2,905,432

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital stock warrant	279,386	279,386
Reserve funds	2,385,622	2,236,716
Retained earnings	8,559,328	7,966,783
Accumulated other comprehensive income	2,645,084	2,668,724
Total Asia Cork Inc. Stockholders' Equity	18,358,432	17,640,621
Noncontrolling Interest	1,875,498	1,802,022
Total Equity	20,233,930	19,442,643

Total Liabilities and Equity	$23,513,168	$22,348,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,003,271	$6,366,384	$6,905,775	$8,882,729
Cost of Goods Sold	3,861,118	4,173,021	4,550,705	5,856,120
Gross Profit	2,142,153	2,193,363	2,355,070	3,026,609

Operating Expenses
Selling expenses	794,478	832,792	919,643	1,112,086
General and administrative expense	158,153	342,888	272,435	416,357
Total Operating Expenses	952,631	1,175,680	1,192,078	1,528,443

Income From Operations	1,189,522	1,017,683	1,162,992	1,498,166

Other Income (Expense)
Interest expense, net	(102,981)	(33,804)	(217,365)	(46,357)
Other income (expense), net	27,775	(29,177)	52,500	4,966
Total Other Expense	(75,206)	(62,981)	(164,865)	(41,391)

Income Before Taxes	1,114,316	954,702	998,127	1,456,775
Provision for Income Taxes	180,376	151,120	183,200	227,911

Net Income Before Noncontrolling Interest	933,940	803,582	814,927	1,228,864

Less: Net income attributable to the noncontrolling interest	78,948	59,935	73,476	95,035

Net Income Attributable to Asia Cork Inc.	$854,992	$743,647	$741,451	$1,133,829

Earnings Per Share - Basic and Diluted:
- Basic	$0.02	$0.02	$0.02	$0.03
- Diluted:	$0.02	$0.02	$0.02	$0.03

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,413,850	35,663,850	35,413,850
- Diluted:	38,734,025	36,718,822	38,734,025	36,343,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$814,927	$1,228,864
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(23,640)	995,517
Comprehensive Income	$791,287	$2,224,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For Six Months Ended June 30, 2009 and the Year Ended December 31, 2008

	Asia Cork Inc. Stockholders' Equity
	Common Stock,					Retained Earnings / (Accumulated Deficit)	Other Comprehensive Income (Expense)	Noncontrolling Interest
	No. of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital Stock Warrant	Reserve Fund				Total

Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$-	$1,741,715	$5,729,630	$1,564,966	$1,522,318	$14,958,942

Patent rights donated by chairman	-	-	4,199	-	-	-	-	-	4,199

Issued converbile note with
stock warrant in June, 2008	-	-	-	279,386	-	-	-	-	279,386

Issued new common stocks on
July 31, 2008 for service received	150,000	15	43,485	-	-	-	-	-	43,500

Issue new common stocks on
August 14, 2008 for service received	100,000	10	40,990	-	-	-	-	-	41,000

Net income for year ended December 31, 2008	-	-	-	-	-	2,732,154	-	279,704	3,011,858

Appropriation of Reserve funds	-	-	-	-	495,001	(495,001)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,103,758	-	1,103,758

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$1,802,022	$19,442,643

Net income for six months ended June 30, 2009						741,451		73,476	814,927
									-
Appropriation of Reserve funds	-	-	-		148,906	(148,906)			(0)
									-
Foreign currency translation loss							(23,640)		(23,640)

Balance, June 30, 2009	35,663,850	$3,566	$4,485,446	$279,386	$2,385,622	$8,559,328	$2,645,084	$1,875,498	$20,233,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$741,451	$1,133,829
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	149,497	117,426
Bad debt adjustment	4,530	(2,586)
Net income attributable to noncontrolling interest	73,476	95,035
Deferred income tax valuation allowance	3,596	-
Consulting fees adjusted from deferred	19,680	1,640
Interest expenses for discount on convertible note	130,649	13,969
Changes in operating assets and liabilities:
Accounts receivable	(766,034)	(486,350)
Inventories	636,942	(1,282,737)
Advance to suppliers	(722,379)	(285,438)
Prepayments and other current assets	(44,679)	(62,242)
Accounts payable and accrued expenses	407,694	290,430
Customer deposits	-	147,133
Taxes payable	297,705	(16,854)
Other current liabilities	(14,499)	8,049
Net Cash Provided by (Used in) Operating Activities	917,629	(328,696)

Cash Flows From Investing Activities
Payment for construction in process	-	(33,532)
Net Cash Used in Investing Activities	-	(33,532)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	437,375
Payments to long-term debt	(439,722)	(568,588)
Proceeds from convertible note	-	700,000
Net Cash (Used in) Provided by Financing Activities	(439,722)	568,787

Net Increase in Cash and Equivalents	477,907	206,559
Effect of Exchange Rate Changes on Cash	(3,788)	(105,736)
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$497,724	$468,219

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,840	$31,818
Income taxes paid	$134,490	$295,132

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$-	$2,409,299
Shareholder donated intangible assets into the Company without payment	$-	$4,199
Declared common stock for part of consulting fees	$-	$41,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

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

i)	Recent accounting pronouncements:

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

During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable outstanding for over half year increased promptly to the amounts of $1,551,836 (equivalent to RMB10,587,400) as of December 31, 2008. Commencing April, 2009, since adverse market conditions were eliminated gradually, total revenues and accounts receivable outstanding of the Company increased significantly during the second quarter 2009. As of June 30, 2009, the accounts receivable outstanding was valued at $5,738,937 (equivalent to RMB 39,200,898). Due to concern about certain accounts receivable, Hanxin adopted a bad debt allowance at 0.5% of the principal amount that account receivable. Accordingly, the bad debt allowance was $28,290, and the net amount of accounts receivable was $5,710,647 as of June 30, 2009. Due to adverse effect in the prior period, the Company’s accounts receivable outstanding for over half year increased to $3,333,692 (equivalent to RMB22,771,419) as of June 30, 2009.

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

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,020,294 (equivalent to RMB 13,800,000) to the agent as of June 30, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by June 30, 2010.

7.	DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin ”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin shall not exceed $2,927,962 (RMB20 million) based upon the agreement. As of June 30, 2009, Hanxin had paid a $1,463,981 (equivalent to RMB10 millions) deposit to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

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

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Intangible assets	$208,082	$208,332
Less: Accumulated amortization	39,816	37,154
Total	$168,266	$171,178

For the six months ended June 30, 2009 and 2008, amortization expense amounted to $2,706 and $2,466 respectively.

The amortization expenses for the next five years are as follows:

2010	$5,412
2011	5,412
2012	5,412
2013	5,412
2014	5,412

10. LOAN PAYABLE

Loan payable as of June 20, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722 ) from the same bank with new interest rate 9.967‰ per month and new due date on June 30, 2009 . This RMB3 million loan had been fully paid off on June 29, 2009.	-	$439,722
Total Loan Payable	$-	$439,722

11.   CONVERTIBLE NOTES AND WARRANTS

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since a Financing is not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

The warrants are exercisable at any time after the consummation of the Financing though the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and throught the fourth anniversay of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subjec to certain adjustments as set forth in the warrant.

Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. The interest payable regarding the convertible notes has been accrued and recorded as of June 30, 2009. However, the extension of due date for notes is still under negotiation, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of June 30, 2009 and December 31, 2008

The Company’s obligations under the promissory notes are secured by an aggregate of 7,630,814 shares of common stock pledged by Mr. Pengcheng Chen, the Company’s Chief Executive Officer, Mr. Fangshe Zhang, the Company’s Chairman (the “Escrow Shares”). In the event that subsequent to the issuance of the Convertible Notes, the value of the Escrow Shares is less than 150% of the outstanding principal amount of the promissory notes for 10 consecutive trading days, then the holder of the promissory notes shall have the right to give the Company notice (the “Investor Notice”) to deposit or cause to be deposited additional Escrow Shares such that the value of the Escrow Shares based upon the volume weighted average price per share for the 20 trading days preceding the date of the Investor Notice, is equal to 150% of the outstanding principal amount of the promissory notes. The Company agreed to deposit or cause to be deposited such additional Escrow Shares within 30 days of the date of the Investor Notice. To the extent the Escrow Shares are not sufficient to meet the threshold of 150% of the outstanding principal amount of the promissory notes within 30 days after the Investor Notice, the Company shall grant to Investors a security interest on the Company’s tangible assets to the extent permitted under applicable law.

Net of convertible note as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Convertible note	$700,000	$700,000
Less: Discount on convertible note	-	125,724
Convertible note, net	$700,000	$574,276

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

On June 30, 2009 and December 31, 2008, taxes payable consisted the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added tax	$401,074	$177,287
Corporate income tax provision	119,912	74,888
Local taxes and surcharges	29,198	13,491
Franchise tax	22,058	9,558
Total	$572,242	$275,224

The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.

The components of the provisions for income taxes were as follows:

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$179,604	$227,911
Deferred taxes valuation allowance	3,596	-
Total provision for income taxes	$183,200	$227,911

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

15.  BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$854,992	$743,647	$741,451	$1,133,829
Denominator:
Weighted average common shares	35,663,850	35,413,850	35,663,850	35,413,850
Denominator for basic calculation	35,663,850	35,413,850	35,663,850	35,413,850
Net income per share — basic	$0.02	$0.02	$0.02	$0.03

Diluted:
Numerator:
Net income for basic calculation	$854,992	$743,647	$741,451	$1,133,829
Effect of dilutive securities issued	86,576	20,735	184,605	20,735
Net income for diluted calculation	$941,568	$764,382	$926,056	$1,154,564
Denominator:
Denominator for basic calculation	35,663,850	35,413,850	35,663,850	35,413,850
Weighted average effect of dilutive securities:
Warrants	-	554,484	-	554,484
Convertible debt	3,070,175	750,488	3,070,175	375,244
Denominator for diluted calculation	38,734,025	36,718,822	38,734,025	36,343,578
Net income per share — diluted	$0.02	$0.02	$0.02	$0.03

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

Rent and properties maintenance expenses amounted to $58,283 and $85,615 for the six months ended June 30, 2009 and 2008, respectively.

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

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the six months ended June 30, 20009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The Following summaries purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
For Six Months Ended June 30,	Major Suppliers	Suppliers	of Total
2009	$1,991,743	4	56.73%
2008	$2,343,356	3	35.94%

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

18. SUBSEQUENT EVENT

On August 6, 2009, the Company engaged Global Arena Capital Corp. (“GAC”), for the period through May 31st, 2010, which period may be extended by mutual consent, to act as the Company's exclusive financial advisor.

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

Hanxin is the manufacturing subsidiary that produces cork-building material sold under the Hanxin brand name and on a private label basis. Approximately 70% of Hanxin's products sold in 2009 were to customers in foreign countries, among which approximately 30% sold through unrelated export distributors under their private label, and around 40% sold to other domestic cork product manufacturers who reprocess our products and sell the end products to overseas markets under their private label. The rest 30% are sold to customers in China by our own sales persons, and domestic distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. The Company has the right to use 17 patents, including three which Mr. Zhang has assigned to Hanxin in year 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

	For Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$6,003,271	$6,366,384	$(363,113)	-5.70%
Cost of Goods Sold	3,861,118	4,173,021	(311,903)	-7.47%
Gross Profit	2,142,153	2,193,363	(51,210)	-2.33%
Gross Profit Percentage	35.68%	34.45%
Operating Expenses
Selling expenses	794,478	832,792	(38,314)	-4.60%
General and administrative expense	158,153	342,888	(184,735)	-53.88%
Total Operating Expenses	952,631	1,175,680	(223,049)	-18.97%
Income From Operations	1,189,522	1,017,683	171,839	16.89%
Other Income (Expense)
Interest expense, net	(102,981)	(33,804)	(69,177)	204.64%
Other income (expense), net	27,775	(29,177)	56,952	-195.19%
Total Other Expense	(75,206)	(62,981)	(12,225)	19.41%
Income Before Taxes	1,114,316	954,702	159,614	16.72%
Income Tax Provision	180,376	151,120	29,256	19.36%
Income Before Noncontrolling Interest	933,940	803,582	130,358	16.22%
Less: Net income attributable to the noncontrolling interest	78,948	59,935	19,013	31.72%
Net Income Attributable to Asia Cork Inc.	$854,992	$743,647	$111,345	14.97%

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

Operating Expenses

For the three months ended June 30, 2009, total operating expenses were reduced to $ 952,631 by 18.97% or $223,049 , compared to $1,175,680 for the three months ended June 30, 2008. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Likewise, our general and administrative costs during the three months ended June 30, 2009, was reduced by 53.88% to $158,153, as compared to $342,888 during the same period of 2008. The decrease s was primarily attributable to decreases consulting fees, advisory fees and professional fees in the second quarter of 2009.

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

For the three months ended June 30, 2009, net interest expense was ($102,981) as compared to net interest expenses of ($33,804) for three months ended June 30, 2008, an increase of $69,117, or 204.64% . This increase was primarily attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 which caused   more interest expenses been accrued in the current quarter as compared to same period of last year. As a result, the net interest expenses in the second quarter 2009 had obviously increased as compared to net interest expenses in the second quarter 2008.

Income Tax

The income taxes increased by $29,256 to $180,376 for the three months ended June 30, 2009 compared to $151,120 for the three months ended June 30, 2008, an increase of 19.36%. This increase was primarily due to our increased income before taxes as a result of our reduced operating expense taxes in the second quarter of 2009. The Company's tax-exempt status ended as of December 31, 2004. Hanxin has been subject to a 15% corporate income tax starting from 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

Because of the improved market conditions and our efforts to reduce the operating expenses, we realized $854,992 in net income in the second quarter of 2009, an increase of $111,345 or 14.97% from $743,647 during the same period of 2008. If the market for our products continues to be recovered, we expect our net income to improve during the balance of 2009.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

	For Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$6,905,775	$8,882,729	$(1,976,954)	-22.26%
Cost of Goods Sold	4,550,705	5,856,120	(1,305,415)	-22.29%
Gross Profit	2,355,070	3,026,609	(671,539)	-22.19%
Gross Profit Percentage	34.10%	34.07%
Operating Expenses
Selling expenses	919,643	1,112,086	(192,443)	-17.30%
General and administrative expense	272,435	416,357	(143,922)	-34.57%
Total Operating Expenses	1,192,078	1,528,443	(336,365)	-22.01%
Income From Operations	1,162,992	1,498,166	(335,174)	-22.37%
Other Income (Expense)
Interest expense, net	(217,365)	(46,357)	(171,008)	368.89%
Other income, net	52,500	4,966	47,534	957.19%
Total Other Expense	(164,865)	(41,391)	(123,474)	298.31%
Income Before Taxes	998,127	1,456,775	(458,648)	-31.48%
Income Tax Provision	183,200	227,911	(44,711)	-19.62%
Income Before Noncontrolling Interest	814,927	1,228,864	(413,937)	-33.68%
Less: Net income attributable to the noncontrolling interest	73,476	95,035	(21,559)	-22.69%
Net Income Attributable to Asia Cork Inc.	$741,451	$1,133,829	$(392,378)	-34.61%

Revenues

Our business revived during the six months ended June 30, 2009, despite the decreased revenue of $6,905,775 during the six months ended June 30, 2009, compared to $8,882,729 during the six months ended June 30, 2008, .Our revenue for the second quarter of 2009 was more than six times of the revenue during the first quarter of 2009 as general market conditions improved.

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

Operating Expenses

For the six months ended June 30, 2009, total operating expenses were $1,192,078 as compared to $1,528,443 for the six months ended June 30, 2008, an decrease of $336,365 or 22.01%. This decrease was attributable to a decrease in selling expenses, freight costs, and commissions associated with our decreased revenue. Also, the decrease in general and administrative costs was primarily attributable to decreases consulting fees, advisory fees and professional fees for the six months ended June 30. 2009.

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

For the six months ended June 30, 2009, net interest expense was $217,365 as compared to net interest expenses of $46,357 for six months ended June 30, 2008, a increase of $171,008 or 368.89%. This increase was primarily attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 which caused more interest expenses been accrued for the first six months of 2009 as compared to same period of 2008

Income Tax

The income taxes decreased by $44,711 to $183,200 for the six months ended June 30, 2009 compared to $227,911 for the six months ended June 30, 2008, a decrease of 19.62%. This decrease was primarily due to a decreased gross profit for the first six months of 2009 as compared to the same period of last year. . The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.
Net Income
Our net income during the six months ended June 30, 2009 was $741,521 , compared to $ 1,133,829. Such a decrease was due to our dropped revenues during the six months ended June 30, 2009, compared to the same period of 2008. As the market recovers, we expect our revenue to revive as it did in the three months ended June 30, 2009 compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital was $,, 9,856,349  at June 30, 2009, an increase of $ 955,590 or 11% compared to $8,900,759 at December 31, 2008. The increase was primarily due to an increase of $474,119 in cash and equivalents and an increase of $754,642 in account receivable, respectively, as of June 30, 2009.

Cash provided by operating activities was $917,629 for the six months ended June 30, 2009 as compared to ($328,696) used in for the six months ended June 30, 2008.  This increase was primarily because we spent more money for inventories for the first six months of 2008 as compared to the same period of current year.

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

On November 10, 2005, the Company signed the Entrust Purchase Agreement to purchase a factory’s fixed assets through an unrelated agent. The Company has paid deposits of $2,020,294 (equivalent to RMB 13,800,000) to the agent as of June 30, 2009. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. The deposit is fully refundable if the purchase does not close by June 30, 2010.

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