Form 10-Q/A
period 2009-09-30
Asia Cork Inc.
filed 2010-02-11
CIK 1104040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 000-30115

ASIA CORK INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3912047
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

ASIA CORK INC.
FORM 10-Q /A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I

Financial Information
ITEM 1. FINANCIAL STATEMENTS

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$543,758	$23,605
Accounts receivable, net of allowance for doubtful accounts of $277,100 and $23,787, respectively	5,322,765	4,956,005
Inventories	7,308,113	2,756,011
Advance to suppliers	802,061	2,562,357
Loan to unrelated party	-	1,465,738
Deferred income tax assets	4,935	7,757
Prepayments and other current assets	314,044	34,718
Total Current Assets	14,295,676	11,806,191

Property and Equipment - Net	5,403,222	4,813,629
Deposit for Purchase of Fixed Assets	2,021,584	2,022,719
Deposit for Acquisition	1,362,372	1,465,738
Loan to Unrelated Party	1,464,916	-
Investment - At Cost	2,050,882	2,052,034
Intangible Assets- Net	167,019	171,178
Deferred Income Tax Assets	14,064	16,586
Total Assets	26,779,735	22,348,075

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	2,344,810	1,395,366
Loan payable	215,343	439,722
Convertible note, net	700,000	574,276
Customer deposit	609,831	10,118
Taxes payable	1,126,816	275,224
Due to stockholders/officers	177,600	177,699
Other current liabilities	28,777	33,027
Total Current Liabilities	5,203,177	2,905,432
Total Liabilities	5,203,177	2,905,432

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital-stock warrant	279,386	279,386
Reserve funds	2,586,720	2,236,716
Retained earnings	9,580,690	7,966,783
Accumulated other comprehensive income	2,659,538	2,668,724
Total Asia Cork Inc. Stockholders' Equity	19,595,346	17,640,621
Noncontrolling Interest	1,981,212	1,802,022
Total Equity	21,576,558	19,442,643

Total Liabilities and Equity	$26,779,735	$22,348,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$10,151,002	$8,958,570	$17,056,777	$17,841,299
Cost of Goods Sold	6,481,710	5,810,298	11,032,415	11,666,418
Gross Profit	3,669,292	3,148,272	6,024,362	6,174,881

Operating Expenses
Selling expenses	1,555,095	1,146,051	2,470,208	2,255,551
Bad debt expenses	248,574	6,466	253,104	9,052
General and administrative expense	228,127	244,575	500,562	660,932
Total Operating Expenses	2,031,796	1,397,092	3,223,874	2,925,535

Income From Operations	1,637,496	1,751,180	2,800,488	3,249,346

Other Income (Expenses)
Interest expenses, net	(41,752)	(113,771)	(259,117)	(160,128)
Other income , net	26,260	25,705	78,760	30,671
Total Other Expenses	(15,492)	(88,066)	(180,357)	(129,457)

Income Before Taxes	1,622,004	1,663,114	2,620,131	3,119,889
Provision for Income Taxes	293,830	272,822	477,030	500,733

Net Income Before Noncontrolling Interest	1,328,174	1,390,292	2,143,101	2,619,156

Less: Net income attributable to the noncontrolling interest	105,714	119,887	179,190	214,922

Net Income Attributable to Asia Cork Inc.	$1,222,460	$1,270,405	$1,963,911	$2,404,234

Earnings Per Share:
- Basic	$0.03	$0.04	$0.06	$0.07
- Diluted:	$0.03	$0.04	$0.06	$0.07

Weighted Common Shares Outstanding
- Basic	35,663,850	35,564,961	35,663,850	35,464,220
- Diluted:	38,734,025	38,795,991	38,734,025	36,985,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$2,143,101	$2,619,156
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(9,186)	1,207,683
Comprehensive Income	$2,133,915	$3,826,839
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity  (Unaudited)
For Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008

	Asia Cork Inc. Stockholders' Equity
						Retained Earnings / (Accumulated Deficit)	Other Comprehensive Income (Expense)
	Common Stock,		Additional Paid-in Capital	Additional Paid-in Capital Stock Warrant				Noncontrolling Interest
	No. of Shares	Amount			Reserve Fund				Total

Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$-	$1,741,715	$5,729,630	$1,564,966	$1,522,318	$14,958,942

Patent rights donated by chairman	-	-	4,199	-	-	-	-	-	4,199

Issued convertible note with
stock warrant in June, 2008	-	-	-	279,386	-	-	-	-	279,386

Issued new common stocks on
July 31, 2008 for service received	150,000	15	43,485	-	-	-	-	-	43,500

Issued new common stocks on
August 14, 2008 for service received	100,000	10	40,990	-	-	-	-	-	41,000

Net income for year ended December 31, 2008	-	-	-	-	-	2,732,154	-	279,704	3,011,858

Appropriation of Reserve funds	-	-	-	-	495,001	(495,001)	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,103,758	-	1,103,758

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$1,802,022	$19,442,643

Net Income for nine months ended September 30, 2009	-	-	-	-	-	1,963,911	-	179,190	2,143,101

Appropriation of Reserve funds	-	-	-	-	350,004	(350,004)	-	-	-

Foreign currency translation loss	-	-	-		-		(9,186)		(9,186)

Balance, September 30, 2009	35,663,850	$3,566	$4,485,446	$279,386	$2,586,720	$9,580,690	$2,659,538	$1,981,212	$21,576,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows  (Unaudited)

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,963,911	$2,404,234
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	223,137	197,831
Bad debt adjustment	253,104	9,052
Issued common stock to payment legal fee	-	43,500
Net income attributable to noncontrolling interest	179,190	214,922
Accrued due to shareholder expenses	-	82,252
Deferred income tax valuation allowance	5,326	-
Consulting fee adjusted from deferred	19,680	11,480
Interest expenses for discount on convertible note	130,649	83,816
Changes in operating assets and liabilities:
Accounts receivable	(623,217)	(1,733,401)
Inventories	(4,556,205)	(3,000,259)
Advance to suppliers	1,759,846	(104,695)
Prepayments and other current assets	(299,182)	(78,330)
Accounts payable and accrued expenses	950,760	531,939
Customer deposits	600,055	196,617
Taxes payable	852,225	(140,584)
Other current liabilities	(4,234)	4,346
Net Cash Provided by (Used in) Operating Activities	1,455,045	(1,277,280)

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	-	1,370,877
Proceeds from withdraw deposit for acquisition	102,601	-
Payment for purchase of equipment	(811,563)	-
Payment for construction in progress	-	(208,277)
Net Cash (Used in) Provided by Investing Activities	(708,962)	1,162,600
Cash Flows From Financing Activities
Proceeds from the loan	215,343	441,833
Repayments for the loan	(439,475)	(574,383)
Proceeds from convertible note	-	700,000
Net Cash (Used in) Provided by Financing Activities	(224,132)	567,450
Net Increase in Cash and Equivalents	521,951	452,770
Effect of Exchange Rate Changes on Cash	(1,798)	(263,091)
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$543,758	$557,075
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,843	$43,996
Income taxes paid	$134,505	$719,287
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$-	$3,401,660
Shareholder donated intangible assets into the Company without payment	$-	$4,199
Issued common stock for legal fees and part of consulting fees	$-	$84,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

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

    The Company measures compensation expense for its non-employee stock-based compensation under the FASB ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

   g )  Basic and diluted net income per share

    The Company accounts for net income per common share in accordance with the FASB issued ASC 260, “Earnings per Share” (“EPS”).  ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

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

    During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable as at December 31, 2008 of a total of $4,979,792 included accounts receivable outstanding for over six months of $ 1,551,836 (equivalent to RMB 10,587,400). Commencing from April 2009, market conditions gradually improved.  Total sales for credit (other than cash sales) and accounts receivable outstanding increased significantly during the second and third quarters of 2009. As of September 30, 2009, the accounts receivable outstanding was valued at $5,599,865 (equivalent to RMB 38,226,526), nearly none of which was outstanding more than six months. However, for conservative concern , Hanxin adopted a bad debt allowance at 5% of all outstanding account receivable commencing from the third quarter of 2009 . Accordingly, the bad debt allowance was $277,100, and the net amount of accounts receivable was $5,322,765 as of September 30, 2009.

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

    In 2008, Shaanxi Shuta opened cork retail chain stories dedicated to sell Hanxin’s products exclusively. Shaanxi Shuta incurred heavy losses because Hanxin could not achieve its 500,000 square meters floor and board production plan in 2008 and had delayed many purchase orders. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin loaned RMB10 million (equivalent to $1,464,916) to Shaanxi Shuta for one year starting from October 27, 2008. This loan is non-interest bearing and unsecured. On October 28, 2009, Hanxin signed a nother loan agreement with Shaanxi Shuta and loaned the same amount of RMB10 million to Shaanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

     On October 20, 2009, Hanxin also signed a forgiveness memo with Shaanxi Shuta to express its sincerity to acquire 7,000 Mu (equal to 4,669,000 square meters) land use right located in Baoji District Shaanxi Providence from Shaanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shaanxi Shuta in acquired the land use right for Hanxin, Hanxin agree to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement. In the event that Hanxin does not purchase the land by October 20, 2011 , Hanxin will be liable to pay Shaanxi Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,464,916) that Shaanxi Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that should Hanxin does not purchase the land by October 20, 2011, Shaanxi Shuta will not repay the RMB10 million loan pursuant to Loan Agreement dated October 28, 2009 and the parties will have no further obligation to each other regarding the loan or the land purchase.

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

    Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“ Sichuan Hanxin ”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin shall not exceed $2,927,962 (RMB20 million) based upon the agreement. As of September 30, 2009, Hanxin had paid a $1,362,372 (equivalent to RMB9.3 millions) deposit to Sichuan Hanxin . Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

     On September 20, 2009, Hanxin entered into an agreement (“Agreement”) with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The Agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be the 120%~150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin as determined by an audit firm Hanxin designate. The amount of the premium over the net asset value is subject to agreement by the parties, but cannot exceed 150%. Exercise of the option is subject to satisfactory of financing situation, due diligence, and requisite corporate approvals. In the event that any of the closing condition is not satisfied by September 20, 2010, the Agreement will terminate except that a party whose fault causes the failure to fulfill conditions shall be liable to pay a penalty of RMB 10 million (equivalent to $1,464,916). According to the Agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  As of September 30, 2009, Hanxin had paid a deposit of $1,362,372 (equivalent to RMB9.3 millions) to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

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

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Intangible assets	$208,215	$208,332
Less: Accumulated amortization	41,196	37,154
Total	$167,019	$171,178

    For the nine months ended September 30, 2009 and 2008, amortization expense amounted to $4,060 and $3,816 respectively.

    The amortization expenses for the next five years are as follows:

2010	$5,414
2011	5,414
2012	5,414
2013	5,414
2014	5,414

10.  LOAN PAYABLE

    Loan payable as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722) from the same bank with new interest rate 9.967‰ per month and new due date on June 30, 2009. This RMB3 million loan had been fully paid off on June 29, 2009.	$––	$439,722

Commencing from September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,343) as of September 30, 2009. The interest rate of these loans is 7.4% per year, and all due on September 24, 2010	215,343	––
Total Loan Payable	$215,343	$439,722

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

Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2009. However, the extension of due date for notes is still under negotiation as of November 11 2009, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The different amount between the option price in declared date and warrant conversion price $0.228 time total entitled warrant shares had been charged directly to discount on convertible note, and the sum was add to additional paid-in capital-stock warrant in amount of $279,386 as of September 30, 2009 and December 31, 2008, respectively.

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

    Net of convertible note as of September 30, 2009 and December 31, 2008 consisted of the following:

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

    On September 30, 2009 and December 31, 2008, taxes payable consisted the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value-added tax	$633,207	$177,287
Corporate income tax provision	412,327	74,888
Local taxes and surcharges	52,974	13,491
Franchise tax	28,308	9,558
Total	$1,126,816	$275,224

    The deferred income tax assets results from loss on disposition of fixed assets that are not deductible.

    The components of the provisions for income taxes were as follows:

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$471,704	$500,733
Deferred taxes valuation allowance	5,326
Total provision for income taxes	$477,030	$500,733

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

    In May 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fangshe Zhang.  These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents were RMB28,800 (equivalent to $4,199). In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of September 30, 2008.

15. BASIC AND DILUTED EARNING PER SHARE

    The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$1,222,460	$1,270,405	$1,963,911	$2,404,234
Denominator:
Weighted average common shares	35,663,850	35,564,961	35,663,850	35,464,220
Net income per share — basic	$0.03	$0.04	$0.06	$0.07

Diluted:
Numerator:
Net income for basic calculation	$1,222,460	$1,270,405	$1,963,911	$2,404,234
Effect of dilutive securities issued	37,910	98,594	222,521	119,402
Net income for diluted calculation	$1,260,370	$1,368,999	$2,186,432	$2,523,636
Denominator:
Denominator for basic calculation	35,663,850	35,564,961	35,663,850	35,464,220
Weighted average effect of dilutive securities:
Warrants	-	160,855	-	248,077
Convertible debt	3,070,175	3,070,175	3,070,175	1,273,554
Denominator for diluted calculation	38,734,025	38,795,991	38,734,025	36,985,851
Net income per share — diluted	$0.03	$0.04	$0.06	$0.07

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

18. OTHER

    On August 4, 2009, the Company signed an exclusive financial advisor agreement with Global Arena Capital Corp., (“GAC”) to have GAC act as the Lead or Managing or Co-Underwriter or Investment Banker in connection with the proposed public offering (the “Offering”) consisting of one share of Common Stock and one Common Stock Purchase Warrant (the “Units”), of the Company its successors, subsidiaries, affiliates or assigns on a “firm commitment” basis. The   engagement period of  this agreement is  from August 4, 2009 to May 31th, 2010, which may be extended by mutual consent.

19. SUBSEQUENT EVENT

    On October 28, 2009, Hanxin signed another loan agreement with Shaanxi Shuta and loaned the same amount of RMB10 million to Shaanxi Shuta for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

    On October 20, 2009, Hanxin also signed a forgiveness memo with Shaanxi Shuta to express its sincerity to acquire 7,000 Mu (equivalent to 4,669,000 square meters) land use right located in Baoji District Shaanxi Providence from Shaanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shaanxi Shuta in acquired the land use right for Hanxin, Hanxin agree to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement. In the event that Hanxin does not purchase the land by October 20, 2011 , Hanxin will be liable to pay Shaanxi Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,464,916) that Shaanxi Shuta had paid to acquire the land use right from the Baoji District government.

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

    Hanxin is the manufacturing subsidiary that produces cork-building material sold under the Hanxin brand name and on a private label basis. Approximately 70% of Hanxin's products sold in 2009 were to customers in foreign countries, among which approximately 30% sold through unrelated export distributors under their private label, and around 40 % sold to other domestic cork product manufacturers who reprocess our products and sell the end products to overseas markets under their private label. The rest 30% are sold to customers in China by our own sales persons, and domestic distributors and agents. Our Chairman who is also a principal shareholder owns several cork processing technology related patents in China. The Company has the right to use 17 patents, including three which Mr. Zhang had assigned to Hanxin in year 2008 .

    Our objective is to utilize the cost advantages of being based in China in order to become a leading cork flooring producer. In order to achieve our objectives, we intend to, among other things, increase our sales and marketing efforts, enhance production capacity, ensure our raw material incoming source, acquire other cork manufacturing factories and other cork exporting companies in China, export our cork products to overseas countries by our own sales network, and establish our own cork plantation in the world. Provided that our expansion plans above mentioned can succeed, we expect that our production capacity will increase substantially. There is no assurance that we will be able to achieve these objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

	For Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	Increase/(Decrease)

Revenues	$10,151,002	$8,958,570	$1,192,432	13.31%
Cost of Goods Sold	6,481,710	5,810,298	671,412	11.56%
Gross Profit	3,669,292	3,148,272	521,020	16.55%
Gross Profit Percentage	36.15%	35.14%
Operating Expenses
Selling expenses	1,555,095	1,146,051	409,044	35.69%
Bad debt expenses	248,574	6,466	242,108	3744.32%
General and administrative expense	228,127	244,575	(16,448)	-6.73%
Total Operating Expenses	2,031,796	1,397,092	634,704	45.43%
Income From Operations	1,637,496	1,751,180	(113,684)	-6.49%
Other Income (Expenses)
Interest expenses, net	(41,752)	(113,771)	72,019	-63.30%
Other income , net	26,260	25,705	555	2.16%
Total Other Expenses	(15,492)	(88,066)	72,574	-82.41%
Income Before Taxes	1,622,004	1,663,114	(41,110)	-2.47%
Income Tax Provision	293,830	272,822	21,008	7.70%
Income Before Noncontrolling Interest	1,328,174	1,390,292	(62,118)	-4.47%
Less: Net income attributable to the noncontrolling interest	105,714	119,887	(14,173)	-11.82%
Net Income Attributable to Asia Cork Inc.	$1,222,460	$1,270,405	$(47,945)	-3.77%

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

Operating Expenses

    During the three months ended September 30, 2009, total operating expenses increased to $2,031,796 by 45 . 43%, or $ 634,704 , compared to $1,3 97,092 for the three months ended September 30, 2008. This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenue, and bad debt allowance. Meanwhile, our general and administrative costs during the three months ended September 30, 2009, was de creased by 6.73 % or $16,448 to $228,127, as compared to $ 244,575 during the same period of 2008. The de crease  of general and administrative costs we re primarily attributable to the decrease of professional financial advisory fees and legal fees in the third quarter of 2009 as compared to the same period in 2008.

Other Income (expense)

    During the three months ended September 30, 2009, we realized ($15,492) of net other expense, as compared to the net other expense of ($88,066) during the same period of 2008, a decrease of $72,574 or 82.41%.

    During the three months ended September 30, 2009, net other income was $26,260 as compared to net other income $25,705 for the three months ended September 30, 2008, The increase of $555 or 2.16% in net other income was due to the rental income we realized from the rental of our entertainment facility. This rental income was offset by the franchise taxes accrued for the State of Delaware.

    During the three months ended September 30, 2009, net interest expense was ($41,752) as compared to net interest expenses of ($113,771) for three months ended September 30, 2008, a decrease of $72,019, or 63.3%. This decrease was primarily attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 which cause  more interest expense had been accrued in the third quarter of 2009 and 2008. Whereas, since discount on convertible debt had been entirely amortized as of June 30,2009, the interest expense decreased obviously for the three months ended September 30, 2009 as compared to same period of 2008. Despite, this decreased interest expenses had been offset slightly by the increased interest rate of 24% applied to promissory notes for the third quarter of 2009 since the Company was unable to pay the promissory notes when due on their original maturity dates in June 2009.   As a result , the net interest expenses in the third quarter of 2009 significantly decreased as compared to net interest expenses in the third quarter 2008.

Income Tax

    The income taxes increased by $21,008 or 7.70% to $293,830 during the three months ended September 30, 2009 compared to $ 272,822 for the three months ended September 30, 2008. This increase was primarily due to deferred taxes valuation allowance occurred in the third quarter of 2009. The Company's tax-exempt status ended as of December 31, 2004. Hanxin has been subject to a 15% corporate income tax starting from 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

    As a result of improved revenues and increased operating expenses due to the increased marketing efforts in a revived economy, we realized $ 1,222,460 in net income in the third quarter of 2009, a decrease of $47,945 or 3.77% from $1,270,405 during the same period of 2008. Should the market for our products continue to be recovered, we expect that our revenues will continue to grow while operating expenses remain stable and that as a result our operating results may continue to improve in the coming months.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

	For Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$17,056,777	$17,841,299	$(784,522)	-4.40%
Cost of Goods Sold	11,032,415	11,666,418	(634,003)	-5.43%
Gross Profit	6,024,362	6,174,881	(150,519)	-2.44%
Gross Profit Percentage	35.32%	34.61%
Operating Expenses
Selling expenses	2,470,208	2,255,551	214,657	9.52%
Bad debt expenses	253,104	9,052	244,052	2696.11%
General and administrative expense	500,562	660,932	(160,370)	-24.26%
Total Operating Expenses	3,223,874	2,925,535	298,339	10.20%
Income From Operations	2,800,488	3,249,346	(448,858)	-13.81%
Other Income (Expenses)
Interest expenses, net	(259,117)	(160,128)	(98,989)	61.82%
Other income, net	78,760	30,671	48,089	156.79%
Total Other Expenses	(180,357)	(129,457)	(50,900)	39.32%
Income Before Taxes	2,620,131	3,119,889	(499,758)	-16.02%
Income Tax Provision	477,030	500,733	(23,703)	-4.73%
Income Before Noncontrolling Interest	2,143,101	2,619,156	(476,055)	-18.18%
Less: Net income attributable to the noncontrolling interest	179,190	214,922	(35,732)	-16.63%
Net Income Attributable to Asia Cork Inc.	$1,963,911	$2,404,234	$(440,323)	-18.31%

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

Operating Expenses

    During the nine months ended September 30, 2009, total operating expenses were $3,223,874 as compared to $2,925,535 during the nine months ended September 30, 2008, an increase of $298,339 or 10.20% . This increase was attributable to an increase in selling expenses, freight costs and commissions associated with our increased revenue, and bad debt allowance. Our accounts receivable outstanding more than six months declined from $ 1,551,836 of the $4,979,792 total accounts receivable at December 31, 2008 to nearly none of the total of $5,599,865 in accounts receivable at September 30, 2009. In addition, commencing from July 2009, we adopted a bad debt allowance at 5% of the outstanding account receivable at. September 30, 2009 which increased the bad debt expenses to $253,104, compared to $9,052 during the nine months ended September 30, 2008. Meanwhile, our general and administrative costs were reduced to $ 500,562 , a decrease of $ 160,370 or 24.26%, compared to $ 660,932 during the nine months ended September 30, 2008 to offset part of the increase in selling expenses and bad debt allowance. The decrease in general and administrative costs was primarily attributable to decreased consulting fees, advisory fees and professional fees during the nine months ended September 30. 2009 as compared to the nine months ended September 30, 2008.

Other Income (expense)

    During the nine months ended September 30, 2009, other expense, net, amounted to $180,357 as compared to other expense, net of $129,457 during the nine months ended September 30, 2008, a n in crease of $50,900 or 39.32%.

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

    For the nine months ended September 30, 2009, net interest expense was $259,117 as compared to net interest expenses of $160,128 during nine months ended September 30, 2008, an increase of $98,989, or 61.82%. This increase was primarily attributable to the Company consummated an offering of convertible debt and common stock purchase warrant in June 2008 which caused more interest expense been accrued for the first nine months of 2009 as compared to same period of 2008, and its interest rate had been increased to 24% from 18% after default the original mature date on June 4, 2009. Accordingly, more interest expenses had been accrued during the nine months of 2009 as compared to same period of 2008.

Income Tax

   The income taxes decreased by    $23,703 to $477,030 during the nine months ended September 30, 2009 compared to $ 500,733 during the nine months ended September 30, 2008, a decrease of 4.73%. This decrease was primarily due to an increased operating expense during the nine months of 2009 as compared to the same period of 2008. . The Company's tax-exempt status ended as of December 31, 2004. Hanxin is subject to a 15% corporate income tax starting from year 2005. CIE is subject to 33% and 25% corporate income tax before and after January 1, 2008, respectively.

Net Income

   Our net income during the nine months ended September 30, 2009 was $1,963,911 compared to $2,404,234. Such a decrease was due to our dropped revenues and increase operating expense during the nine months ended September 30, 2009, compared to the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

   Operating working capital was $9,092,499 on September 30, 2009, an increase of $191,740 or 2.15% compared to $8,900,759 at December 31, 2008. The increase was primarily due to an increase of $520,153 in cash and equivalents and an increase of $4,552,102 in inventories, respectively, as of September 30, 2009. However, these increases were significantly offset by the decrease in the current assets related to a loan to unrelated party and advance to suppliers , and the increase in current liabilities for tax payable and account payable and accrued expenses on September 30, 2009.

   Cash provided by operating activities was $1,455,045 during the nine months ended September 30, 2009 as compared to ($1,277,280) used in during the nine months ended September 30, 2008. This increase was primarily because we advance less money to our suppliers during the nine months ended September 30, 2009 as compared to the same period of last year.

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

    On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%.Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2009. However, satisfaction of the Company’s obligations under the notes is under negotiation as of November 11 , 2009, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The promissory notes are secured by Common Stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. However, at the present time, we do not have sufficient cash or cash equivalents to repay the promissory should the investors demand payment. The Company is seeking alternate financing, but there is no assurance it will be obtained.

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

Part II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

IITEM 1A	RICK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

IITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the nine month period ended September 30, 2009.

IITEM 3	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine month period ended on September 30, 2009.

ItITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the nine month period ended on September 30, 2009.

IITEM 5	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA CORK INC.

By:	/s/ Pengcheng Chen
Pengcheng Chen Chief Executive Officer

Date:   February 11, 2010

By:	/s/ Yi Tong
Yi Tong Chief Financial Officer