Form 10-K/A
period 2007-12-31
Asia Cork Inc.
filed 2010-04-02
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
AMENDMENT NO. 1

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

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange

        Title of Each Class                         on Which Registered
----------------------------                            ---------------------
None                                            None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.0001
(Title of Class)

    Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

    State issuer’s revenues for its most recent fiscal year:  $16,050,938

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $991,221as of March 28, 2008

    The number of shares outstanding of the issuer’s common stock as of March 28, 2008 was 35,413,850.

    Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Nature of Amendment

The Registrant is amending the certifications in Exhibits 31.1 and 31.2 to include certifications required by Item 601(b)(31) of Regulation S-K regarding internal controls in paragraph 4 of such exhibits that were omitted from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as previously filed.   There are no other changes to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

ASIA CORK INC.

By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief
Executive Officer (Principal executive officer)
DATE:  March 30, 2010

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fangshe Zhang	Chairman	March 30, 2010
Fangshe Zhang

/s/ Pengcheng Chen	Chief Executive Officer (Principal executive officer) Director	March 30, 2010
Pengcheng Chen

/s/ Yi Tong	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 30, 2010
Yi Tong	Director

/s/ Yi Zhang	Chief Operating Officer	March 30, 2010
Yi Zhang

/s/ Pingjun Zhang	Chief Technical Officer	March 30, 2010
Pingjun Zhang

/s/ Genshe Bai	Director	March 30, 2010
Genshe Bai

/s/ Shengli Liu	Director	March 30, 2010
Shengli Liu