Form 10-K/A
period 2008-12-31
Asia Cork Inc.
filed 2010-04-02
CIK 1104040

10-K/A 1 akrk_10ka.htm FORM10-K/A

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-K /A
Amendment No. 2
______________________

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

Documents incorporated by reference: NONE

Nature of Amendment –

The Registrant is adding the Item 9A(T) Controls and Procedures regarding the internal controls to the content and amending the certifications in Exhibits 31.1 and 31.2 to include certifications required by Item 601(b)(31) of Regulation S-K regarding internal controls in paragraph 4 of such exhibits for the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as previously filed.   There are no other changes to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

●	Domestic market:

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

●	International market:

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

In term of domestic competition, we believe we have several competitive advantages over its competitors:

●	Proximity to raw material resources

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

Quality Control

We place great emphasis on the quality of its products and quality control system. In particular:

●	In March, 2005, Hanxin cork floor was approved by State plywood Quality Supervision and Test Center for formaldehyde emission, TS water immersion testing. (Certification No. Floor 2005-65/66/6768)

●	In March, 2005, Hanxin cork wallboard was approved by State plywood Quality Supervision and Test Center for formaldehyde emission testing. (Certification No. Floor 2005-64)

●	In February 2005, Hanxin cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

●
In October. 2003, Hanxin cork floor was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification NO.G0300708.

●	In Nov. 2003, Hanxin cork wallboard was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

●
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

Period	High Bid	Low Bid
2008
First quarter	$0.20	$ 0.09
Second quarter	$0.43	$ 0.07
Third quarter	$0.30	$ 0.21
Fourth quarter	$0.244	$ 0.11

2007
First quarter	$0.185	$ 0.10
Second quarter	$0.14	$ 0.05
Third quarter	$0.16	$0.105
Fourth quarter	$0.25	$ 0.15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(a)	Transfer Agent
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

ITEM.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A (T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Title(s)	Date

/s/ Fangshe Zhang	Chairman	March 30, 2010
Fangshe Zhang

/s/ Pengcheng Chen	Chief Executive Officer/ (Principal Executive Officer)	March 30, 2010
Pengcheng Chen	Director

/s/ Yi Tong	Chief Financial Officer/ (Principal Financial Officer / Principal Accounting Officer)	March 30, 2010
Yi Tong	Director

/s/ Yi Zhang	Chief Operating Officer	March 30, 2010
Yi Zhang

/s/ Pingjun Zhang	Chief Technical Officer	March 30, 2010
Pingjun Zhang

/s/ Genshe Bai	Director	March 30, 2010
Genshe Bai

/s/ Shengli Liu	Director	March 30, 2010
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

ASIA CORK INC. AND SUBSIDIARIES
(F/K/A HANKERSEN INTERNATIONAL CORP. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007

Cash Flows From Operating Activities
Net Income	$2,732,154	$1,762,041
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Depreciation and amortization	286,352	248,581
Bad debt adjustment	10,539	(1,496)
Loss on disposition of fix assets	159,364	342,127
Minority interest	279,704	158,235
Consulting fees adjusted from deferred	21,320	-
Interest expenses for discount on convertible note	153,662	-
Deferred income taxes benefits	(23,905)	-
Issued common stocks for legal fees	43,500	-
Changes in operating assets and liabilities:
Accounts receivable	(2,215,522)	(291,558)
Inventories	(1,657,504)	(161,894)
Advance to suppliers	(21,350)	(732,019)
Prepayments and other current assets	3,320	25,905
Accounts payable and accrued expenses	348,540	287,326
Customer deposits	10,118	-
Taxes payable	(510,352)	433,419
Other current liabilities	15,851	3,794
Net Cash (Used in) Provided by Operating Activities	(364,209)	2,074,461

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	1,370,877	-
Payment for the deposit for purchase of intangible assets	-	(1,370,877)
Proceeds from return the deposit for purchase of fix assets	-	25,628
Payment for deposit for acquisition	-	(1,370,877)
Payment for purchase of equipment	(589)	(5,945)
Payment for unrelated parties	(1,465,738)	-
Payment for construction in progress	(207,282)	(1,253,703)
Proceeds from repayment of unrelated party	-	1,922,066
Net Cash Used in Investing Activities	(302,732)	(2,053,708)

Cash Flows From Financing Activities
Proceeds from long-term debt	439,722	534,642
Payments to long-term debt	(571,638)	(959,614)
Proceeds from convertible note	700,000	-
Payments to stockholders/officers	-	(419,543)
Proceeds from stockholders/officers	-	455,559
Net Cash Provided by (Used in) Financing Activities	568,084	(388,956)

Net Decrease in Cash and Equivalents	(98,857)	(368,203)
Effect of Exchange Rate Changes on Cash	(244,934)	170,866
Cash and Equivalents at Beginning of Period	367,396	564,733
Cash and Equivalents at End of Period	$23,605	$367,396

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the years ended December 31, 2008 and 2007, respectively	$52,418	$70,923
Income taxes paid for the years ended December 31, 2008 and 2007, respectively	$794,835	$153,007

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$3,385,406	$-
Shareholder donated intangible assets into the Company without payment	$4,199	$-
Issued common stocks for legal fees and part of consulting fees	$84,500	$-

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