Form 10-K
period 2009-12-31
Asia Cork Inc.
filed 2010-04-15
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

(Mark One)
☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Small reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year: $24,393,625.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,316,668 on June 30, 2009.

As of April 14, 2010, there were 35,663,850 shares of common stock outstanding.

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

ii

PART I

ITEM I.  BUSINESS

Overview

As used in this prospectus, unless otherwise indicated, the terms “we,” “our,” “us,” “Company” and “Asia Cork” refer to ASIA CORK, INC., a Delaware corporation, formerly known as Hankersen International Corp (“HANKERSEN”).

Our Corporate Structure

The corporate structure of the Company is illustrated as follows:

Corporate History

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

On July 11, 2008, the Company's wholly-owned subsidiary, Asia Cork Inc., was merged into its parent, the Company as approved by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name, its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.  The Certificate of Merger was filed with the Secretary of State of Delaware on July 11, 2008.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly-owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB.”

Business Overview

The Company, through its subsidiaries, engages in the development, manufacture and distribution of cork wood floor, wall, sheets, rolls and other cork decorating materials, which are generally regarded as environmentally friendly. Located in Xi’an, China, Asia Cork, Inc. is a rapidly growing leader in the industry of cork-based building materials. Cork is a ‘green’ renewable resource harvested only from the bark of the cork oak tree, thus leaving forests generally undamaged.

Cork is a renewable natural resource, harvested only from the bark of the cork tree, thus leaving forests generally undamaged. Compared to other similar products, cork products have the characteristics of their impermeability, buoyancy, elasticity, and fire resistance. The sustainability of production and the easy recycling of cork products and by-products are two of its most distinctive aspects. The Company’s product lines include raw cork materials, semi-finished cork products, finished cork products, and by-products, including cork roll, cork paper, crafts and ornaments, cork floorboards and wallboards.

The average wholesale price of Hanxin cork floors is around $60/m2, while products from Europe are usually priced at 75/m2 on average. Hanxin enjoys significant cost advantage as its production activities are all performed in China. Raw cork materials, mainly cork granules in China, cost only 30-40% of the cost of the raw materials from Portugal, and the average labor cost in China is around 20-10% of the cost in Europe, which gives Asia Cork a pricing advantage and higher margin.

We have the right to use 17 patents developed by Fangshe Zhang, our Chairman regarding cork processing technologies. We own 3 patents, lease 3 patents, and have exclusive right to use another 11 patents for free. We believe that these 17 patents give us competitive advantages in our product quality.

3 patents owned:

ZL01121762.0	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

ZL01131761.2	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

ZL01131763.9	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

3 patents leased:

ZL02114508.3	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

ZL02114507.5	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

ZL02114510.5	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

11 patents used for free:

ZL200410025960.x	Effective date from Mar. 17th, 2004 to Mar. 16th, 2024

ZL200420041668.2	Effective date from Mar. 17th, 2004 to Mar. 16th, 2014

ZL03241926.0	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL03241927.9	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL03241928.7	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL02261996.8	Effective date from July 29th, 2002 to July 28th, 2012

ZL03262604.5	Effective date from Aug. 11th, 2003 to Aug. 10th, 2013

ZL200420086143.0	Effective date from Nov. 4th, 2004 to Nov. 3rd, 2014

ZL200420042256.0	Effective date from July 27th, 2004, to July 26th, 2014

We sell our products under the “Hanxin” brand to customers through sales agents.  All of our sales are to distributors in China, some of whom resell the products or reprocess the products and sell their products overseas.  Our products are currently being exported to India, the United States, Japan, and Germany by those unrelated national distributors and agents. Our objective is to utilize our technology and cost advantages of being based in China in order to become a leading cork product developer and manufacturer. We intend to continue to develop new products, expand the market for cork floorboard, wallboard and other products globally, and increase our sales revenue. In order to achieve our objectives, we intend to, among other things, increase our sales and marketing efforts, enhance production capacity, ensure our raw material incoming source, acquire other cork manufacturing factories and other cork exporting companies in China, continue expanding domestic market by establishing sales network in China, export our cork products to overseas countries by our own sales network, and establish our own cork plantation in China. Provided that our expansion plans above mentioned can succeed, we expect that our production capacity will increase substantially. There is no assurance that we will be able to achieve these objectives.

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who will do the negotiation for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,021,380 (equivalent to RMB 13,800,000) to the agent as of December 31, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it states a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. However, due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009 to postpone the term. Pursuant to the supplementary agreement, the deposit which Hanxin had paid to the agent is fully refundable if the purchase does not go through by June 30, 2010.

Cork Material and Products

Cork material is a green material, a subset of generic cork tissue that is harvested for commercial use primarily from the cork oak tree. Cork is composed of Suberin (please see below the compound structure of cork), hydrophobic substance, and because of its impermeability, buoyancy, elasticity, and fire resistance, it is used in a variety of products.

Compound Structure of Cork

Source: Universita' Cattolica, Italy

Honeycomb structure of cork

Cork's extraordinary properties derive from its distinctive cellular structure. A one inch cube of natural cork contains more than 200 million tiny air-filled pockets. Some 50% of cork is captive air, which results in excellent buoyancy, compressibility, elasticity, a high degree of imperviousness to both air and water penetration and low thermal conductivity. The following table shows the physical properties, constitutive monomers and average content of the main cork components:

Component	Properties	Monomers	Average content
Suberin	Resilience Impermeability	Fatty acids Alcohols	45%
Lignin	Resistance to compression	Aromatic alcohols	27%
Poly-saccharides	Resistance to elongation	Monosaccharides	12%
Tannins		Ellagic acid Proanthocyanidins	6%
Waxes	Impermeability	Phenols Fatty acids	7%

Source: Universita' Cattolica, Italy

Due to the special structure and constitution, cork is noted for the following properties:

Environmentally friendly – cork barks are harvested with no harmful chemicals used in the harvesting process. Moreover, the cork production process uses no water, emits no CO2 or other gases and produces no waste materials that cannot be recycled.  As a result, the cork products can be widely used even in food-related industry, ranging from wine stoppers to the medium for growing mushrooms.

No toxic evaporation - floor planks contains only 6 milligrams of formaldehyde for every 100 grams, lower than the Chinese national standard of 9 milligrams.
Durability – has a high friction coefficient. As a result, cork products have outstanding durability and can be used for many years when properly maintained.
Lightness and Low Density – The cellular structure of cork makes it very lightweight, resulting in cork's celebrated buoyancy.
Impermeability – is impermeable to both liquids and gases, giving it superior sealing capabilities.
Elasticity – is pliable and rebounds well to original size and shape.

Low conductivity –  has one of the best insulating values of any natural material, with very low conductivity of heat, sound or vibrations. This enables cork to reduce heating and cooling costs and makes cork a good sound-proof material for construction and decoration.

Fire resistance – has a high tolerance to heat.
Anti-moth – floor is fully resistant to damage by moths.

The distinct appearance of cork facilitates its use for decorating purposes, from floor and wall tiles to wallpaper to decorative specialty uses. Cork’s resilience helps cork products recover from compression or puncture. Longevity under heavy usage is a cork trademark. With many special properties, cork building material can be used for practical and aesthetic effect to diverse environments, including retail stores, restaurants, offices, hotel rooms and lobbies, clinics, resorts, universities, public buildings, houses of worship and many more public and private environments.

Our  Products

Our Company produces the following cork products:

Cork Granule

Cork granule comes in various sizes and is the early stage of cork material processing. Granules of cork can also be mixed into concrete by natural resin glue which is also environmental friendly. The composites made by mixing cork granules and cement have low thermal conductivity, low density and good energy absorption.

Cork Sheet and  Roll

Cork board and sheet/roll are of different thickness according to their usage, which need advanced processing techniques and have strict manufacturing requirements.  Production of cork sheet and cork roll cost more raw bark materials than that of other base materials.. Customers process them into cork art crafts and  into underlayment for wood floors,  notepads and similar products.

Glue-down  Floor

Glue-down cork floor is made of two layers of cork and can be glued down to the flat ground when being installed. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, being soft, comfortable and less tiring to walk on. Cork flooring maintains warmth and is used for sound proofing.  Unlike other materials, it resists appearing  “worn out”.  Cork flooring can also be crafted into many different designs and patterns, many of which are difficult to achieve using other raw materials. We currently produce several series of glue-down cork floor with different designs, colors and granules. This product is of comparatively high profit margin and is currently our major product.

Floating  Floor

Floating cork floor is the high-end cork floor board. The tiles can interlock with each other and are therefore fast and convenient to install. Different from glue-down floor which is usually made of two layers which are both made completely by cork, floating cork floor tiles consist of three layers. The surface layer is made of about three millimeter thick cork with well-designed pattern and color, the middle layer is made of about seven millimeter thick high density fiberboard, and the under layer is made of about  one millimeter thick  cork sheet. Besides being convenient and environmentally friendly to install, the thickness provides for better comfort and a more luxurious feeling. This product produces the highest profit margin among all our products f and we are gradually moving our focus from sheet and roll to the production and sale of floating cork floor.

    The specifications of cork floors we produce are listed below:

Testing	Data
Acoustic absorption coefficient	2000-4000Hz
Collision sound	14-16dB
Heat transmission coefficient	0.06mk
Anti static electricity	2.2kv
Abrasion resistance	5000 wear cycles
Fire resistant coefficient	22.2
Flame	40mm high
Fire rating	Level two
Chemical resistance	Can resist muriatic acid for one hour
Source: Tested by Hanxin Quality Control Department
(Hanxin Quality Control Department is an internal department of Hanxin)

Our quality control is done internally through Hanxin. Tests for quality control systems are done for every batch of finished products. Only when test results of the products meets the standards can those products be sold. These standards are established by Hanxin, and are also applied by several other domestic cork producers. All test standards are much higher than those of the national standards for artificial boards. Based on these high standards, we believe the quality of our products is superior in the industry.

Cork Wallboard

Wallboard is a high-end decorative material. All of the wallboard products utilize Hanxin’s special staining technology to create different colors. We produce 16 types of cork wallboard with different patterns. Besides giving a beautiful and luxurious impression for the decorative use, cork wallboard also possesses soundproof qualities, making it especially suitable for rooms and structures that demand quiet.

Basic  Board

 Basic cork board is similar as glue-down cork floor except that it has not been covered by a UV membrane.  Basic board can therefore be tailored to different uses according to a customer’s specific needs, such as the underlayment for wood floor or soundproof material.

The first two columns pictured above are selected sample pictures of wall boards. The last two columns pictured above are selected sample pictures of floor boards.

As of December 31, 2009, the sales percentage based on categories of products for 2009 is as follows:

The sales percentages based on categories of products in 2008 are as follows:

Production Procedures, Facilities & Capacity

According to the special characteristics of cork material produced in China, we have designed a tailored production process and specified the operating requirements in each step, which ensures the quality of our products and becomes our key competitive edge. The basic manufacturing procedure is as follows:

From 2002 until 2008, we built five workshops in sequence on over 80 thousand square meters of leased lands which are all located in the vicinity of Xi'an, Shaanxi, China. All of the production procedures are performed in these workshops. Workshop number one through number three were all established and started operation before August 2003. The fourth workshop was built in June 2005 and started operation in September 2005.

We have two production lines installed in the first four workshops. One line is for the production of floor plank and wallboard, with an annual production of approximately 300,000 square meters.  The other line is for the production of cork sheets and semi-finished products, such as rolls of cork, with an annual production of approximately 60,000 boxes of products.  Due to the unique non-standard production procedures for our product, each production line involves several workshops. The major function and output of the four workshops are shown as the following:

No.	Functions	No. of workers	Major product	Output (per shift, 2~3 shifts everyday)
1	Cutting, grinding, seasoning, film pressing, slicing, heated compounding, coating, waxing, etc.	80~90	Cork granule, sheet/role, wall boards	100 boxes 500 m2 wall board
2	Cutting, grinding, film pressing, slicing, polishing, etc.	70~80	Cork sheet/roll	100 boxes
3	Inspection, packaging, warehousing	Around 30	Not applicable	Not applicable
4	Heated pressing and compounding, edging, coating, inspection	70~80	Cork floor boards	>300 m2

The fifth workshop has about 6,000 square meters of capacity.  Construction commenced in the third quarter 2007 and was completed in September 2008. We planned to establish a third production line to produce high-end cork floor planks in the fifth workshop. We started to install production equipment in the fifth workshop in October 2008. We expect that upon the availability of funds, the new  facility will utilize the company’s advanced patented technologies to primarily produce floating cork floorboards of around 300,000 square meters.  However, due to the adverse market conditions we stopped purchasing new production facilities for the fifth workshop after the completion of part of the production line at the end of 2008. We have not determined when the additional production lines will be completed. At present the fifth workshop is used for part of the production procedure of the new high-end products and for the warehouse of our final products.

We have an option to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of the major cork raw material providers located in Sichuan Province China and which is also one of our major suppliers.  On September 20, 2009, we entered into an agreement (“Agreement”) with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The Agreement grants us an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be the 120%~150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin as determined by an audit firm we designate. The amount of the premium over the net asset value is subject to agreement by the parties, but cannot exceed 150%. Exercise of the option is subject to a satisfactory financing arrangements, due diligence, and requisite corporate approvals. In the event that any of the closing conditions is not satisfied by September 20, 2010, the Agreement will terminate except that the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,464,768). According to the Agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  As of December 31, 2009, Hanxin had paid a deposit of $1,362,234 (equivalent to RMB9.3 millions) to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

As the acquistion of Sichuan Hanxin is an uncertain issue, and we need to expand our production capacity and lower our production cost. Accordingly, we signed a cooperation agreement with Sichuan Hanxin on the prouction of cork floor boards on October 15, 2009. Sichuan Hanxin and we cooperate to build another production line for manufacturing the cork floor planks at their location in Sichuan province. According to the Cork Floor Production Cooperation Agreement dated October 15, 2009, we provided a set of production equipment, and Sichuan Hanxin agreed to provide the workshop and supplementary equipments. We shall prepay raw materials payment and provide secondary raw materials to Sichuan Hanxin. Nevertheless, Sichuan Hanxin shall be responsible for the production of cork floor products according to the quality specifications and standards set by us. According to the agreement, we have the exclusive right to sell the cork floor products produced by this production line. This new cork floor production line is expected to commence operation by early 2010, with an annual production capacity of approximately 200,000 square meters of products. Accordingly, we will be able to increase our total annual output to 500,000 square meters.  Producing the finished product at Sichuan Hanxin allows us to produce product at a lower cost, as we save the higher transportation costs associated with transporting raw material as compared to finished product. Sichuan Hanxin also has existing buildings with the capacity to house additional production lines.

As of December 31, 2009, we were operating at 98% of our maximum production capacity. Our own production capacity cannot meet an expanding market demand. As a result, we are negotiating with several other mid-sized cork product manufacturers to serve as the original equipment manufacturer (“OEM”) and receive our support of technology and standards.  We have not yet entered into any OEM contracts, but expect to develop long-term OEM cooperation with several manufacturers in the near future to enlarge our production output in a more stable manner while saving the cost of building new production facilities.

Raw Materials

Cork is the outer bark of a cork oak tree. During a harvest, the outer bark of a cork oak’s trunk and major branches is carefully stripped by hand – no mechanical stripping devices are allowed. Experienced cork strippers use a specialized cork axe to slit the outer bark and peel it away from the tree. The cork bark is then sorted by quality and thickness. The remaining cork (called “blocker waste," although it is perfectly good material!) is then ground up and processed to be used in the production of agglomerated cork and cork & rubber compounds. These materials are used in a variety of applications from construction and gaskets and friction plates to sound proof materials.

A cork tree regenerates its precious outer layer 9 or 10 times during its 150-200-year lifetime. The first stripping of the cork bark occurs when the tree is between 15 years of age, with subsequent yields at 9 to 10 year intervals. Because of the limited time of harvesting the cork tree during its life circle, access to abundant natural resources of cork forest is a very important aspect of our business. At present, the supply and price of raw materials have been stable.

There are only two species of cork oak tree which can produce barks that are suitable for manufacture of cork building materials, Quarks Suber and Quarks Variabilis. Quarks Suber belongs to evergreen arbor tree, and is native to the western Mediterranean area. On average, ten hectare Quarks Suber can shed cork about 150 kilograms every ten years, while high-quality Portugal Quarks Suber can produce 200 – 250, or even 500 kilograms every hectare. With its vast reservation of over 700 thousand hectare, Portugal is the largest source of cork products. The following graph shows the world distribution of Quarks Suber in 2006 .

Country	Forest Area Hectares	% of Area	Production Tons (000)	% of Total Production
Portugal	736,000	32%	157	52%
Spain	506,000	22%	88	30%
Algeria	414,000	18%	17	6%
Morocco	345,000	15%	11	4%
France	92,000	4%	3	1%
Tunisia	92,000	4%	8	3%
Italy	92,000	4%	15	5%
TOTAL	2,277,000	100%	340	100%

Source: The Natural Cork Quality Council, US

Quarks Variabilis is a kind of wide-leaved deciduous tree that mainly grows in China. The wild forest area is about 1.2 million hectares. The most important growing area is Shaanxi Province, especially the Qin Ba Mountain area whose reservation occupies over 65% of the wild forest in China. Different from Quarks Suber, the cork from Quarks Variabilis is completely wild grown, while trees of Quarks Suber in Europe are mainly grown on plantations.

Raw material, namely bark of Quarks Variablilis is an important aspect of our business.  We have abundant access to the cork raw materials. We purchase all raw materials, including bark, glue, PVC membrane, paint and other materials from over 10 suppliers. None of the suppliers provide more than 15% of our total purchase. Three suppliers and four suppliers accounting for approximately 40% of our supply of raw materials in 2008 and in 2009 and we have purchased product from each of our largest bark suppliers for more than three years.  We usually enter into one year purchase agreements with our suppliers. We believe we have good relationships with our suppliers, and the raw materials supply stays comparatively stable except for normal price fluctuations.

All our workshops are located in Shaanxi PRC which accounts for more than 65% of total bark production in the PRC.  Besides purchasing the barks from wild Quarks Variablilis, we may also acquire lands to establish our own plantation for high quality cork oak trees.

Our major supplier, Sichuan Hanxin, obtained a three-year exclusive right (from 2009 to 2011) from Mian Yang City Forestry Administration which is one of the government bureau in Mian Yang City Sichuan province of the PRC  to collect, purchase, transport and process the cork bark raw material in four counties in MianYang City, Sichuan province.  Sichuan Hanxin has the exclusive right to purchase cork bark from designated areas each year in order to conserve the supply of cork and allow the tress in harvested areas to re-grow their bark. The MianYang Municipal government passed a regulation on April 22, 2009 to protect the right of Sichuan Hanxin, which gives Sichuan Hanxin an advantage in the development of its business. We have an option to acquire Sichuan Hanxin, and its exclusive rights will help stabilize our raw material access, reduce the raw material cost, and provide an impetus to expand our production and market shares.

Pursuant to our agreement with Shaanxi Shuta dated October 20, 2009, we agreed to purchase from Shaanxi Shuta a land use right of 7,000 Mu (equal to 4,669,000 square meters) located in Baoji District, Shaanxi province. We plan to develop our own cork forest on the land, which will help assure our raw material supply at a lower cost.  Shuta incurred RMB10,000,000 (equivalent to $1,464,768)  expenses in the process of the acquisition. The agreement provides that in the event that we do not purchase the land by October 20, 2011, we will be liable to pay RMB10,000,000 to Shuta as reimbursement for the acquisition expenses. The parties anticipate that should we not purchase the land by October 20, 2011, Shuta will not repay the RMB10 million loan pursuant to Loan Agreement dated October 28, 2009 and the parties will have no further obligation to each other regarding the loan or the land purchase.

Our Marketing Strategy

We sell our products in China through sales agents, retail sellers, and our own sales employees. The overseas markets primarily are approached through unrelated overseas distributors and agents.

Domestic market:

Sales Agents

ð	Strategic Cooperation Agreement with Shuta

Shaanxi Shuta is one of the largest wholesale distributors of cork floor boards and wall boards in China. As of Dec. 31st, 2009, Shaanxi Shuta had over 10 wholesale store and four showrooms.

According to our strategic cooperation agreement, Shaanxi Shuta shall

•	Order three types of “Shuta Brand” cork flooring plank products to be produced by Hanxin based on Shuta’s specification and

•	Order three types of “Shuta Brand” flooring plank semi-finished products to be processed by Hanxin.

As to the “Shuta Brand” cork plank products, Shaanxi Shuta has the exclusive right to distribute these products produced by Hanxin.

Other Sales Agents

In addition to Shaanxi Shuta, we have distribution contracts with several other companies to distribute our flooring plank and other products. In January 2009, we entered into Distribution Agreements with Shanghai Yuanrui Limited., Suzhou Juwang Ltd., Hangzhou Zhongheng Ltd. and Shanghai Tangyi Ltd.  These companies mainly distribute glue-down flooring planks and floating flooring planks. We provide product warranties.

In 2010, we plan to increase the number of our distributors and enhance support for our distributors by providing more high-quality and delicately designed samples, and increasing our efforts in advertising our brand name and educating consumers.

Our Sales Team

We also distribute products through our own sales team and established sales network of regional distributors. Xi'an  is the  headquarter office for our sales force, with sales representatives in Beijing, Shanghai and Guangzhou. We plan to hire more contracted sales representatives within the central and northeast regions of China to attempt to increase our market reach. Besides our contracted sales representatives, we also have long term relationships with over 50 independent sellers in many regions of China. We also seek to expand our existing sales channel for semi-finished products and other cork products such as decoration products, cork office equipment and cork art crafts.  We focus on educating the consumer about cork products through media advertisement. We also may to establish our own sales network through  franchise store in , in order to enhance the sales of our end-products including cork floor and cork wall board.

International market:

Our products have been sold internationally through unrelated national distributors and agents. Our products are currently being exported to India, the United States, Japan, and Germany by those unrelated national distributors and agents. Commencing in May 2007, we began selling our products to overseas clients through unrelated national distributors and agents. In 2010, we expect to start our own overseas export sales network to Asian and North American markets.

The export destinations and percentage of exports in 2009 were approximately as follows:

Our strategic plan is to aggressively explore foreign markets in the next several years. We have established relationships with two building & decorative material dealers in New Jersey.  We do not have written agreements with these distributors. As the construction industry recovers from the financial crisis, and because foreign retailers actively search for suppliers with quality products and lower prices, we intend to more directly penetrate foreign markets and gradually establish our brand name worldwide.

As of December 31, 2009, none of our customers accounted for more than 10% of our total sales.

Market Opportunities and Competition

Market Opportunities

As an environmentally-friendly construction material, cork has an increased demand for building and home improvement purposes from China’s rapidly-growing middle-class population. Even though cork is priced at a 10-15% premium over hardwood floorboards, significant market demand exists for the obvious advantages mentioned above that only cork flooring possesses.

According to National Bureau of Statistics of China, in 2009, the total sales of commercial residential building were 937,130,000m2, with increase of 42.1% compared to 2008. The decoration industry in China has also grown in recent years. From the data of The First China Economic Census, released by National Bureau of Statistics of China, in 2008, the total output of construction decoration and installation industry was around RMB 1 trillion, while in 2004, this number was RMB430 billion, the annual compound growth rate was 23.5%. Although the global financial shocks commencing in 2008 has had some negative effect to the industry in China, based on the sharp rebound in 2009 we can believe that significant market opportunities exist.

Chinese consumers are gradually adopting a more proactive environmental stance. According to the director of Interior Environment Supervision Center of China Interior Decoration Association, over 50% of consumers express concerns over environmental safety issues regarding interior decoration materials. Also, more consumers are concerned about the environmental impact of the production procedures for decoration materials. This growing concern from consumers creates great opportunity for cork decoration products, the harvesting and manufacture process of which is much more environmentally protective than that of wooden and other compound floorings, as only the bark is harvested once every nine years, leaving the forest undamaged.

In the international market, cork building and decoration materials have been widely recognized as environmentally friendly high-end products. Yet because of the rareness of raw materials and the very limited output of cork floors and wallboards compared to ordinary wood floors, cork decoration materials are not yet fully advertised to and used by end users. We believe there is a much larger potential market in the developed countries as a result of environmental concerns from consumers in these countries who are more educated and informed. In addition, the price of cork floors in these countries is similar to prices for high quality wood floors and ceramic tiles.

We also believe we will benefit should the recent financial shock incentivize more distributors and retailers to search for less expensive supplies with outstanding quality. We are able to offer products that can compete with European products in quality and fashion design at only half to 2/3 of their wholesale prices.  We believe this will be a competitive advantage.

Competition

International Competition

The cork industry originated in Portugal, where the largest cork enterprises such as Amorim are located. The Cork industry has hundreds of years of history in Portugal as the country has the best Mediterranean climate for oak trees to produce high quality bark. According to information from these large companies, their major product is cork stopper used for wine bottles, which usually accounts for one third of their total sales and even higher percentage of profit.

The Portugal cork enterprises usually have their own cork oak plantations where cork oak are grown and thinned by specialized personnel. As a result, the production of cork from these plantations is quite limited and the market volume is heavily dependent on the actual output capacity of these large companies, which forms a seller’s market. Thus, these companies are reluctant to invest in actively educating consumers about and advertising of cork decoration materials.

We regard there is currently no direct and complete competition in the international market of cork building and decoration materials, as we are ready to expand into new market volume rather than compete in the existing market internationally.

Domestic Competition

While our competition for international sales is primarily from Portuguese manufacturers, our competitors within China are other local mid-sized cork manufacturers. These companies’ major products are semi-finished cork boards, sheets and roles. Compared to the competitors, Hanxin’s excels in its technology advancement, experience, as well as product quality and design. Hanxin’s patented technologies cannot be easily circumvented for Chinese manufacturers to produce high quality cork floor and wallboard, which form a high entry barrier for most of their competitors to compete with Hanxin in high-end cork floor and wallboard market. Thus, the competition between domestic cork manufacturers has not fully developed at present.

We intend to transfer our semi-finished products to high-margin end products, where there is less domestic competition.

Our Competitive Strengths include the following:

•	Access to abundant raw material resources

There are about 2.3million hectares of Quarks Suber cork forest worldwide; 32% in Portugal, and 22% in Spain. However, in terms of production, China trailed Portugal with an annual production of approximately 100,000 tons of Chinese cork oak (Quarks Variabilis), which is abundant in the Shaanxi, Gansu, Henan, Hubei and Sichuan provinces. The raw materials supply to Hanxin is stable and at a much lower price than European raw materials.

•	Experienced Management Team

Our senior management team has extensive business and industry experience in cultivating and monitoring forests of oak cork trees, developing technologies in the production of cork products and marketing of cork products both in China and the overseas market.

•	Strategic Alliance with Top Research Institutions

We have been striving to improve the quality of our products through research and development (R&D) in collaboration with educational institutions such as the Northwest Sci-Tech University of Agriculture & Forestry. Senior professors from this institution serve as technical consultants to equip us with the latest technical advancements. In recent years, Hanxin has reduced research and development efforts.  Hanxin intends to strengthen its research and development to develop new products should the sales improve.

As discussed previously, we own 3, lease 3, and are granted exclusive use right of 11 patents for free from our chairman and principle shareholder Mr. Fangshe Zhang.

3 patents owned:

ZL01121762.0	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

ZL01131761.2	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

ZL01131763.9	Effective date from Oct. 24th, 2001 to Oct. 23th, 2021

3 patents leased:

ZL02114508.3	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

ZL02114507.5	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

ZL02114510.5	Effective date from Feb. 9th, 2002 to Feb. 8th, 2022

11 patents used for free:

ZL200410025960.x	Effective date from Mar. 17th, 2004 to Mar. 16th, 2024

ZL200420041668.2	Effective date from Mar. 17th, 2004 to Mar. 16th, 2014

ZL03241926.0	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL03241927.9	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL03241928.7	Effective date from Jun. 19th, 2003 to Jun. 18th, 2013

ZL02261996.8	Effective date from July 29th, 2002 to July 28th, 2012

ZL03262604.5	Effective date from Aug. 11th, 2003 to Aug. 10th, 2013

ZL200420086143.0	Effective date from Nov. 4th, 2004 to Nov. 3rd, 2014

ZL200420042256.0	Effective date from July 27th, 2004, to July 26th, 2014

Quality Control

We place great emphasis on the quality of Hanxin’s products and quality control system. In particular:

•	In March, 2005, Hanxin cork floor was approved by State plywood Quality Supervision and Test Center for formaldehyde emission, TS water immersion testing. (Certification No. Floor 2005-65/66/6768)

•	In March, 2005, Hanxin cork wallboard was approved by State plywood Quality Supervision and Test Center for formaldehyde emission testing. (Certification No. Floor 2005-64)

•	In February 2005, Hanxin cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

•
In October 2003, Hanxin cork floor was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification NO.G0300708.

•	In Nov. 2003, Hanxin cork wallboard was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

•
In October 2001, Hanxin’s products and standards were certified by the Xi’an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China

Currently, our ISO9000: 2000 and ISO14001 certifications are pending.

Intellectual Property

Currently we have right to use 17 patents regarding cork processing technologies. We own 3 patents, lease 3 patents from Mr. Fangshe Zhang, our Chairman and a principal shareholder, and also obtained an exclusive right to use another 11 patents of Mr. Zhang without payment of any royalties.  When our royalty payments with respect to the three patents end in 2011, we will receive an exclusive right to use these patents without payment of any royalties.  See “Certain Relationships and Related Transactions.”

PRC Government Regulations

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We have not been named as a defendant in any legal proceedings alleging violation of environmental laws. We have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);
●	Paris Convention for the Protection of Industrial Property (March 19, 1985);
●	Patent Cooperation Treaty (January 1, 1994); and
●	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

The PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

The PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to three times of the license fee under a contractual license. The infringing party may be also fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $73,195.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of  are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable the PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on the PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

As of December 31, 2009, we had 271 employees, and believe our relationships with our employees are good. All of our employees are based in China. There are no collective bargaining contracts covering any of our employees.

ITEM IA.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Hanxin Must Be Able To Effectively Improve Its Products And If It Is Unable To Improve Its Products, Its Business May Be Adversely Affected.

Hanxin is seeking to improve its profitability by producing more finished cork products, which generally have higher profit margins, as a percentage of its total sale. Management believes that Hanxin’s cork products enjoy technical advantages over its competitors in . If Hanxin is unable to improve and develop its products, Hanxin may not be able to improve its profit margins or improve its ability to compete effectively.

Hanxin Is Dependent On Its Raw Materials. Any Shortages Of The Necessary Materials Would Have A Materially Adverse Effect On Its Business.

The supply of cork raw material is the base of production. The shortfall of raw material will impair the development and production of Hanxin’s products. The supply of these raw materials can also be adversely affected by any material change in the climate or other environmental conditions, which may have a material adverse impact on the costs of raw materials. Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

Hanxin Is Dependent on Key Personnel, and the Loss of any Key Employees, Officers and/or Directors May Have a Materially Adverse Effect on Hanxin’s Operations.

Hanxin’s success will be substantially dependent on the continued services of its executive officers particularly Fangshe Zhang, our Chairman, and Pengcheng Chen, our Chief Executive Officer, and other key personnel, who generally have extensive experience in the cork industry and have been employed by Hanxin for substantial periods of time. The loss of the services of any key employees, or Hanxin’s failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on its business and results of operations.

We Do Not Own All Of The  Processing Technology Related Patents We Are Using And Are Subject To The Terms And Conditions Of A Licensing Agreement.

We are dependent on the patents licensed to us from Fangshe Zhang, our Chairman and principal shareholder.  He owns 14 cork processing technology related patents in .  Hanxin has an exclusive license to three patents in consideration for annual payments and Hanxin has an exclusive right to use another 11 patents for free.  Hanxin also owns three patents transferred from Mr. Zhang. As a result, our business activities related to making use of these patents are dependent on the license granted to us from him. In the event that the license is terminated, such a result would have a material adverse affect on the company as it would prevent us from using them in our business and deriving revenue associated therewith.

Hanxin’s Overseas Growth Is Dependent On The Strategic Plan On Expanding Foreign Markets.

Hanxin plans to expand the foreign markets, especially the  market, for the next few years. We have established cooperation relationships with several large building and decoration material dealers in the  and . Should there be any economic turndown that significantly weakens the sales ability of these dealers and other foreign wholesalers and retailers, we may not achieve our goal of revenues and our strategic growth would be significantly and adversely affected.

Due To Fluctuations Any Quarter-To-Quarter Comparisons In Our Consolidated Financial Statements May Not Be Meaningful

Hanxin’s business is subject to fluctuations, which may cause its operating results to fluctuate from quarter-to-quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock.

Changes in the extensive regulations to which Hanxin is subject could increase its cost of doing business or affect its ability to grow.

The governments of countries where Hanxin exports products, including, but not limited to , the ,  and , may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence indirectly affect Hanxin’s profitability. To the extent that Hanxin increases its product prices as a result of such changes, its sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on Hanxin’s operations, revenue and/or profitability.

Our Business Activities are Subject to Certain Laws and Regulations and our Operation May Be Affected if we Fail to Have in Force the Requisite Licenses and Permits.

We are required to obtain various licenses and permits in order to conduct our business of production and export of cork products. The business is also subject to applicable laws and regulations.  Any failure to comply with the conditions stipulated in our licenses and permits may lead to their revocation or non-renewal. Any failure to observe the applicable laws and regulations may lead to the termination or suspension of some or all of our business activities or penalties being imposed on us. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

We Are Dependent On Our Customers’ Ability To Maintain And Expand Their Sales And Distribution Channels. Should These Distributors Be Unsuccessful In maintaining And Expanding Their Distribution Channels, Our Results Of Operation Will Be Adversely Affected.

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. These distributors sub-distribute our products. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Control By Principal Shareholders, Officers And Directors.

Messrs. Fangshe Zhang, our Chairman, and Pengcheng Chen, our Chief Executive Officer own in the aggregate approximately 37.33 percent (37.33%) of our common stock. Both were former stockholders of Hanxin International.  As a result, such persons may have the ability to control us and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in our control . See “Security Ownership Of Certain Beneficial Owners

We Are Dependent On Certain Major Suppliers For Our Raw Materials. In The Event That We Are No Longer Able To Secure Raw Materials From These Suppliers And Are Unable To Find Alternative Sources of Supply At Similar Or More Competitive Rates, Our Operations And Profitability Will Be Adversely Affected.

For the production of our products, we rely on our major suppliers for a significant portion of the supply of raw cork material. Although we purchase supplies from approximately 23 suppliers, four suppliers accounted for about 40% of our supply of raw material in 2009. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Indemnification Of Officers And Directors.

Our Articles of Incorporation and applicable Delaware Law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party, arising from their association with, or activities on behalf of us. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in  may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to the PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

We conduct our business primarily through our affiliated Chinese entity, Xi'an Hanxin. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

The legal system in China is a system of civil laws, based on provisions and written codes, therefore precedents and cases are not binding on the future decisions of the courts. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, and encourage foreign investment in China.  Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience on new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.   In some provincial areas, the government agencies and the courts are protectionist and may not fully enforce contractual rights against local parties.  In certain areas, the intellectual property and trade secret protections are not as effective as those in the other areas in China or in the U.S. in general.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in the less developed areas in China. The uncertainties, including new laws and regulations and changes of existing laws, as well judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

We cannot predict what effect the interpretation of existing or new the PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of the PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in  based upon  laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the U.S. and in the PRC. As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

Hanxin's production procedure consumes no water and thus produces no waste water. There is no solid waste generated as all cork residue created after processing is sold as the raw material for feed or fertilizer. The possibility for pollution lies in the dust generated when cork barks are ground into fine granules, which is typical for the artificial board industry. This problem is usually solved by installing dust removing facilities. Hanxin has installed sufficient dust removing systems in its workshops and has been effectively controlling its dust emission. The dust removing systems are especially designed by the company itself according to the production facilities and procedures it has employed. The cost for installing these facilities has occurred together with the cost for establishing the production lines and means more expenses in electricity consumed compared to the situation without those facilities. Yet the utility expense increased is minimal compared to the total production expenses.  Despite the foregoing, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, the Company has had to reduce the number of hours of overtime its employees can work, substantially increase the salaries of its employees, provide additional benefits to its employees, and revise certain other of its labor practices. The increase in labor costs has increased the Company’s operating costs, which the Company has not always been able to pass through to its customers. As a result, the Company has incurred certain operating losses as its cost of manufacturing increased. In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on the PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to the PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. Hanxin’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. Dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. Dollar.

According to our development plan, we will expand the foreign market in the next few years, which may increase our revenue designated in U.S. Dollar. Thus an appreciation of U.S. Dollar against RMB may increase our revenue while depreciation may decrease it.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in  has been as high as approximately 20% and  has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in  which could, in turn, materially increase our costs and also reduce demand for our products and services.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences .

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are the PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including or Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

 Our operations in the PRC are subject to the laws and regulations of the PRC.

As our products are exported from the PRC, we are subject to and have to operate within the framework of the PRC legal system. Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export license requirements and environmental protection, may have a material impact on our operations and financial performance. The corporate affairs of our companies in the PRC are governed by their articles of association and the corporate and foreign investment laws and regulations of the PRC. The principles of the PRC laws relating to matters such as the fiduciary duties of directors and other corporate governance matters and foreign investment laws in the PRC are relatively new. Hence, the enforcement of investors or shareholders' rights under the articles of association of a PRC company and the interpretation of the relevant laws relating to corporate governance matters remain largely untested in the PRC.

Our subsidiaries, operations and significant assets are located outside the U.S. Shareholders may not be accorded the same rights and protection that would be accorded under the Securities Act. In addition, it could be difficult to enforce a  judgment against our Directors and officers.

Our subsidiaries, operations and assets are located in the PRC. Our subsidiaries are therefore subject to the relevant laws in the PRC. U.S. law may provide shareholders with certain rights and protection which may not have corresponding or similar provisions under the laws of the PRC. As such, investors in our common stock may or may not be accorded the same level of shareholder rights and protection that would be accorded under the Securities Act. In addition, all our current executive directors are non-residents of the U.S. and the assets of these persons are mainly located outside the U.S. As such, there may be difficulties for our shareholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to continue to operate in  may be affected by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in  are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

 Not applicable

ITEM 2. PROPERTIES

Hanxin owns one property name YuLerYuan Resort in Xi’An of approximately 10,360.3 square meters. However, we renovated the space and built an additional student dormitory in 2007. The constructions were completed in June 2008. The YuLerYuan Resort including new student dormitory was leased for $21,958 (equivalent to RMB150,000) per month to the university located at YuLerYuan and this agreement was renewed on Mar. 1st, 2010, and was extended to Feb. 28th, 2011.

Hanxin also leases an office space of about 436 square meters in Xian for approximately $2,330 (equivalent to RMB15,916.19 including rent and maintenance fee) per month.  The lease for this office space expired on December 31, 2009, and has been renewed for one more year until December 31, 2010.

Hanxin also leases the right to use three parcels of land which are all used as our cork processing plant. One parcel is approximately 53,120 square meters. The lease fee for this processing plant is about $1,464 (equivalent to RMB10,000) per month, and the lease had been extended to October 2047.  The second parcel of land is approximately 26,666 square meters. The lease fee for this land is about $11,711 (equivalent to RMB80,000) per month. The third parcel of land is approximately 3,333 square meters. The lease fee for this land is about $1,464(equivalent to RMB10,000) per month.

The following is a schedule of future minimum rental land payments required under these operating leases as of December 31, 2009.

For the Year Ending December 31,	Amount
2010	$191,171
2011	70,309
2012	17,577
2013	17,577
2014	17,577
Thereafter	577,119
Total minimum rental payments required	$891,330

Rent and properties maintenance expenses amounted to $199,515 and $189,451 for the years ended December 31, 2009 and 2008, respectively.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on Over-The-Counter Bulletin Board under the symbol AKRK.OB.  As of April 13, 2010, there were approximately 97 holders of record of our common stock.  We intend to apply for the listing of our common stock on either the NASDAQ or the American Stock Exchange. The following table sets forth the range of high and low bid information for the period from first quarter of 2008 to the fourth quarter of 2009.

Period	High Bid	Low Bid
2009
First quarter	$0.21	$0.11
Second quarter	$0.26	$0.10
Third quarter	$0.27	$0.20
Fourth quarter	$1.01	$0.21

2008
First quarter	$0.20	$0.09
Second quarter	$0.43	$0.07
Third quarter	$0.30	$0.21
Fourth quarter	$0.244	$0.11

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On the date immediately preceding the filing of this annual report, the last sale price of our common stock as reported on the OTCBB was $0.55.

(a) Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, and their contact number is (732)-872-2727.

(b) Stockholders

As of April 14, 2010, there were approximately 97 record holders of our common stock. As of As of April 13, 2010, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

As of Dec. 31st, 2009, we have not issued any new unregistered shares.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2005 through 2009. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

Items	$2,009	$2,008	$2,007	$2,006	$2,005
Net sales	$24,393,625	$21,378,041	$16,050,938	$12,041,588	$12,156,152
Income (loss) from operation	$4,501,407	$3,969,689	$2,593,556	$782,171	$3,004,179
Income (loss) before income taxes	$4,333,541	$3,609,311	$2,269,147	$830,026	$2,976,289
Net income (loss)	$3,345,410	$2,732,154	$1,762,041	$632,960	$2,273,562
Net income (loss) per commone share	$0.09	$0.08	$0.05	$0.04	$0.39
Total assets	$26,265,067	$22,348,075	$17,399,105	$14,028,936	$12,103,863
Total liablities	$3,192,405	$2,905,432	$2,440,163	$1,919,878	$1,082,059
Working capital	$10,636,279	$8,900,759	$3,668,430	$4,775,190	$6,767,792
Stockholder's equity	$20,975,048	$17,640,621	$13,436,624	$10,744,975	$9,721,207

No cash dividends have been paid during any of the four-year periods stated above.

ITEM 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes.

Overview

We, through our subsidiaries, engage in developing, manufacturing and marketing of cork wood floor, wall and decorating materials.

Hanxin is a manufacturing company based in China, which produces cork-building material sold under the Hanxin brand name. Approximately 75% of Hanxin's products sold in year 2009 were to customers in China by our own sales persons, and domestic distributors and agents, with the remaining sales being made to customers in India, the United States, Germany and Japan through unrelated national distributors and agents. The sales to the distributors, the sales agent and directly to clients have no difference as reflected in accounting policies, as the price and the means of delivery has no material differences. All sales revenues are recognized when reception and inspection of goods are finished by clients.  We have the right to use 17 patents developed by Fangshe Zhang, our Chairman regarding cork processing technologies. We own 3 patents, lease 3 patents, and have exclusive right to use another 11 patents for free. We believe that these 17 patents give us a competitive advantage in our product quality.

Foreign Exchange Considerations

Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in a significant decline in our revenue.

Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented in their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining comprehensive net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets.

On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than only tying it to a fixed exchange rate to the dollar. The PRC also increased the value of its currency 2% higher against the dollar, effective immediately. If any devaluation of the RMB were to occur in the future, returns on our operations in China, which are expected to be in the form of RMB, will be negatively affected upon conversion to the U.S. dollar. Although we attempt to have most future payments (mainly repayments of loans and capital contributions) denominated in U.S. dollars, if the value of the RMB increases in the future,  our product sales in China and in other countries may be negatively affected.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues

For the year ended December 31, 2009 our revenues were $24,393,625 as compared to $21,378,041 for the year ended December 31, 2008, an increase of $3,015,584 or approximately 14.11%. The primary reason for the increase is the significant improvement in the market condition for home and commercial renovation in China and the success of our marketing efforts, increased sales of our major finished goods (wood materials, floors, and boards) increased as compared to the sales quantities in year 2008. For the year ended December 31, 2009, our revenues from wood materials, boards, and floor sales were $1,567,272, $349,730, and $1,542,368 respectively more than the revenue from sales of those items during the year ended December 31, 2008.

Cost of Sales and Gross Profit

For the year ended December 31, 2009, cost of sales amounted to $16,005,148 or 65.61% of net revenues as compared to cost of sales of $13,937,361 or 65.19% of net revenues for the year ended December 31, 2008, a percentage increase of 0.42%. The increase was primarily as a result of slightly reduced manufacturing costs for the year ended December 31, 2009, compared to the last year. Accordingly, gross profit for the year ended December 31, 2009 increased $947,797 to $8,388,477 as compared to $7,440,680 for the year ended December 31, 2008.

Operating Expenses

For the year ended December 31, 2009, total operating expenses were $3,887,070 as compared to $3,470,991 for the year ended December 31, 2008, an increase of $416,079 or 11.99%.

Included in this increase were:

* For the year ended December 31, 2009, selling expenses amounted to $2,869,612 as compared to $2,701,225 for the year ended December 31, 2008, an increase of $168,387 or 6.23%. For the year ended December 31, 2009, we experienced a significant increase in freight expenses of $327,530 with our increased revenue. In 2009 the Company had hoped to develop additional new customers, however, the customer base did not increase as high as the Company expected. As a result, the Company changed the commission rate from 10% to 2% in the fourth quarter of 2009. Accordingly, the increased freight expenses were offset by reduced commission expenses for the year ended December 31, 2009.

* For the year ended December 31, 2009, bad debt expenses amounted to $245,341 as compared to $10,539 for the year ended December 31, 2008, an increase of $234,802 or 2227.93%. The reason for the increase is primary attributable to improved bad debt allowance from 0.5% to 5% of the outstanding account receivable commencing from July 2009.

* For the year ended December 31, 2009, research and development costs amounted to $182,987. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

* For the year ended December 31, 2009, general and administrative expenses were $589,130 as compared to $759,227 for the year ended December 31, 2008, a decrease of $170,097 or 22.40%. The decrease in general and administrative costs was primarily attributable to reduces in consulting fees, advisory fees and USA capital market fund raising and public relationship advisory charges in the prior year.

Other Income (Expense)

For the year ended December 31, 2009, other expense amounted to $167,866 as compared to other expense of $360,378 for the year ended December 31, 2008. Other (expense) income, net for the years ended December 31, 2009 and 2008 were primarily related to net rental income $130,276 and $159,495 respectively from the leasing of our Yu Ler Yuan Resort. These rental net incomes had been offset by the franchise taxes accrued in 2009 and 2008.

For the year ended December 31, 2009, net interest expense was $303,882 as compared to net interest expense of $275,105 for the year ended December 31, 2008, an increase of $28,777. This was attributable to the Company issuing a convertible note for certain investors in the aggregate price [a; amount of $700,000 (approximately RMB4.8 million) in June 2008, and which accrued interest at a rate of18% per year.  The note was due in June 2009, however, the Company was unable to repay it.  Since the Company was unable to pay the promissory notes when due the interest rate was increased to 24% from 18% commencing as of June 2009. As a result, the Company has incurred more interest expense for the year ending December 31, 2009 as compared to the year ended December 31, 2008.

For the year ended December 31, 2008, the Company incurred more loss on disposition of fixed assets. Since the loss incurred in year 2008 was not deductible for the tax purpose in P.R. China, the Company had recognized deferred income taxes assets for the time difference.

Income Taxes

Net income taxes expenses increased by $95,086 to $692,539 for the year ended December 31, 2009 as compared to $597,453 for the year ended December 31, 2008. This increase was due to an increase in net income before income taxes in 2009, however, this amount was offset with deferred income taxes benefits $33,308 in year 2009.

Noncontrolling Interest

For the year ended December 31, 2009, the Company reported a noncontrolling interest in income of subsidiary of $295,592 as compared to $279,704 for the year ended December 31, 2008. The minority interests in income of subsidiaries were attributable to Hanxin and Cork I&E, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $3,324,803 from $6,340,255 as of December 31, 2008 to $9,665,058 as of December 31, 2009. The increase was primarily due to an increase in accounts receivable of $220,234 from $4,956,005 at December 31, 2008 as compared to $5,176,239 at December 31, 2009, an increase in inventory of $3,215,328 from $2,756,011 at December 31, 2008 as compared to $5,971,339 at December 31, 2009, and an increase in accounts payable and accrued expenses of $137,103 from $1,395,366 at December 31, 2008 as compared to $1,532,469 at December 31, 2009. The net increase in working capital was primarily due to increased sales from our customers and increased inventories to assure manufacture during the year ended December 31, 2009.

Cash provided in operating activities was $988,865 for the year ended December 31, 2009 as compared to ($364,209) used for the year ended December 31, 2008. The increase in cash provided in operating activities was a result of a primary increase of net income for the year ended December 31, 2009.

Net cash used in investing activities increased $435,461 to $738,193 for the year ended December 31, 2009 from $302,732 for the year ended December 31, 2008. This change was primarily due to the payments for unrelated parties and construction in progress for amounts of $1,465,738 and $207,282 in year ended December 31, 2008. These amounts were offset by the proceeds from the rescission of the purchase of intangible assets in the amount of $1,370,877 in 2008.

Financing activities for the year ended December 31, 2009 was ($224,109) net cash used as compared to $568,084 net cash provided in for the year ended December 31, 2008. This change was primarily attributable to the acquisition of a convertible note in the amount of $700,000 from USA investors in June, 2008.

On June 4 and June 12, 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes mature one (1) year from the date of issuance and bear interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%.Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note DIVIDED BY the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note DIVIDED BY $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of December 31, 2009. However, satisfaction of the Company’s obligations under the notes is under negotiation as of March 19, 2010, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The different amounts between the market price of common stock on the stock warrants grant date and warrant conversion price $0.228 for total entitled warrant shares had been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in amount of $279,386 as of December 31, 2009 and 2008, respectively. The promissory notes are secured by Common Stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. However, at the present time, we do not have sufficient cash or cash equivalents to repay the promissory should the investors demand payment. The Company is seeking alternate financing, but there is no assurance it will be obtained.

With approximately $10.6 million of net working capital (total current assets less total current liabilities), improvements in our collections of accounts receivable and positive cash flow from operations as of December 31, 2009. Despite our cash and equivalents had been represented less at the end of year 2009, nearly none of our account receivable outstanding exceeded six months at December 31, 2009. In order to ensure sufficient cash and equivalents, we will actively collect the outstanding accounts receivable in the near future. As a result, we believe we will have resources to finance our operations for the coming year.

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

(c) Exchange risk

We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

ITEM 9T.  CONTROLS AND PROCEDURES

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on those criteria.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Positions Held
Fangshe Zhang	52	Chairman
Pengcheng Chen	34	CEO/Director
Yi Tong	38	Chief Financial Officer/Director
Shengli Liu	42	Chief Operating Officer/Vice Manager/Director
Tianbao Guo	61	Chief Technical Officer
Genshe Bai	50	Director
Genhu Yang	56	Director
Xiaodong Wen	41	Director
Tao Wang	39	Director

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

Biographical Information

Mr. Fangshe Zhang, Chairman

Mr. Zhang founded Hanxin in 2001 and has acted as its Chairman of the Board of Directors since its inception. Prior to forming Hanxin, Mr. Zhang was the general manager of Xi’an Dong Da Terrestrial Heat Heating Co., Ltd., a company whose primary business was the development of terrestrial heat. Mr. Zhang is a technical expert in cork processing technology, currently holding fourteen patents in China. The Board believes that Mr. Zhang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his expertise in the cork processing industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Zhang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Pengcheng Chen, CEO/Director

Mr. Chen is our Chief Executive Officer and a director since 2004, and has worked at Hanxin since 2002. From 1997 to 1998 he worked for Xi'an Tangcheng Hotel as an assistant general manager. From 1998 to 2000 he served as general manager of Xi'an Qingye Virescence Co. Ltd, a gardening engineering company.  The Board believes that Mr. Chen has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the cork processing industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Yi Tong, Chief Financial Officer/Director

Mr. Tong is our Chief Financial Officer and a director since 2004. Mr. Tong has previously worked for several financial institutions. From May 2003 to February 2004 he served as chief representative of Federal International Finance Inc., Canada. From August 2001 to May 2003 he worked as a senior manager for China Dragon Securities Co., Ltd. and from April 2001 to August 2001 he worked as project manager of China Eagle Securities Co., Ltd.  The Board believes that Mr. Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Tong is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Shengli Liu, Chief Operating Officer/Vice Manager/Director
Mr. Liu has served as our Chief Operating Officer and Vice Manager since October 2009, has been a director since 2004, and worked for Hanxin since 2002. From 1997 to 2002 he was the director for the 12th section of Xikang railway project of China Railway 18th Bureau Group Co., Ltd. From 1989 to 1997 he worked as a manger in the metals division of the Xi'an Commodity Bureau.  The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Liu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Tianbao Guo, Chief Technical Officer
Mr. Guo has been our Chief Technical Officer since October 2009, and he has worked for Hanxin since 2005. Before joining Hanxin he worked in Xi’an Forestry Chemicals factory as engineer beginning 1982 and had become the president of that factory in 1992.  The Board believes that Mr. Guo has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the biotech industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Bai is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Genshe Bai, Director
Mr. Bai has been an independent director since 2002. From 1996 to 2002, he worked as the general manager of Xi’an Commodity Development Co., Ltd., a company engaged in the purchase and sale of commodities. From 1980 through 1996, Mr. Bai worked as a manager of the auditing department for Xi’an Commodity Bureau, a governmental agency responsible for the regulation of commodities. The Board believes that Mr. Bai has the experience, qualifications, attributes and skills necessary to serve on the Board because of his auditing experience and experience working with the government, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Bai is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Genhu Yang, Director
Mr. Yang has been an independent director since December 2009.  He obtained his bachelor degree in Materials Science in Xi’an Science and Technology University in 1980. He has been a technician in the Xi’an Wood Company and Xi’an Forestry Chemicals Factory for12 years. He had been awarded the 3rd Price of Technological Invention by Xi’an Science and Technology Counsel.  The Board believes that Mr. Yang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the cork processing industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Yang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Xiaodong Wen, Director
Mr. Xiaodong Wen has been an independent director since December 2009. He has a MBA degree in New York University of U.S. and a bachelor degree in Law in Beijing University of International Business and Economics. Mr. Wen had been working in Solomon Brothers from 1993 to 1995 in the area of issuance and listing of ABS, MBS, and junk bond. From 1995 to 1999, he worked for Nomura Securities and First Pacific Rim, Inc to be in charge of the investment banking and consulting business in Asia-pacific areas. Mr. Wen founded Shanghai Genes Capital Investment and Consulting Company in 2001 in  and has worked there as the Executive Director. In January 2009 he established another company, Dayang Tiancheng Holding Company in  where he also works as the Executive Director.  Mr. Wen has over 15 years of professional experience in capital markets, especially in public offerings and private equity in Hong Kong and the U.S. for Chinese companies.  The Board believes that Mr. Wen has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the finance industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Wen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Tao Wang, Director
Mr. Tao Wang has been an independent director and chairman of the Audit Committee since December 2009..He is a CPA in China and has been working as professional auditor since 1995. He established Shaanxin Zhixin Auditing Firm in 2001, a local auditing firm in Shaaxi Province, where he currently work.  Mr. Wang has extensive experience both in finance and management.  The Board believes that Mr. Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the finance industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Wang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

BOARD COMMITTEES

Our board of directors is currently composed of seven directors: Mr. Fangshe Zhang, Mr. Pengcheng Chen, Mr. Shengli Liu, Mr. Genshe Bai, Mr. Genhu Yang, Mr. Xiaodong Wen, and Mr. Tao Wang. The last four directors are independent directors, who have not taken any positions inside the company except for being the independent directors, and are thus considered as independent. Furthermore, none of our independent directors (or their affiliates) do business with the Company nor are they compensated for serving as directors. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.

In December, 2009, we established an Audit Committee of the Board with the responsibility for assisting the Board in fulfilling its oversight role regarding the Company’s financial reporting process, its system of internal control and its compliance with applicable laws, regulations and company policies. Tao Wang, Genshe Bai, and Xiaodong Wen were elected to be members of the Audit Committee and shall serve the Committee until their successors are duly elected and qualified.

In December 2009, we also established a Governance Committee and a Compensation Committee, and elected Genshe Bai and Xiaodong Wen as members of each Committee.

The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The Governance Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The Governance Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The Compensation Committee is primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

CODE OF ETHICS

The Company has a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008, which is applicable to all directors, officers and employees of the Company. The Code is designed to deter wrongdoing and to promote:

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

ITEM 11:  EXECUTIVE COMPENSATION.

COMPENSATION PHILOSOPHY

Our Compensation Committee consists of Genshe Bai and Xiaodong Wen, both independent directors. The Compensation Committee and, prior to its establishment, our board of directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects,  and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee will make an independent evaluation of appropriate compensation to key employees, with input from management.  The Compensation Committee has oversight of executive compensation plans, policies and programs.

Elements of Compensation

Before 2009 we provided our executive officers solely with a base salary to compensate them for services rendered.  Our policy of compensating our executives with a cash salary has served us well.  To better attract and retain executive talent, and to stimulate executive activeness, we believe it is necessary at this time to provide our executives discretionary bonuses and equity incentives in order for us to continue to be successful. We plan to distribute bonus, and to allocate company stocks and stock options to our executive officers commencing in 2010, the actual amount of which shall be based on considerations of the board of directors. We shall also issue certain amount of company stock options to the executive officers on an annual basis commencing from 2010. We plan to grant our CEO Pengcheng Chen shares of stock, stock options or stock awards as compensation for his contribution to the company as he had successfully lead the company through the worldwide financial crisis since 2008.  Notwithstanding the foregoing, our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking.

SUMMARY COMPENSATION TABLE

The following table discloses executive compensation received for the fiscal year ended December 31, 2009 as well as the preceding three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Award		Securities Underlying Options		Total Compensation
Fangshe Zhang,	2009	$5,226		$7,319	$	- 0 -	$	- 0 -	$12,545
Chairman	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
	2007	$3,971		$3,945	$	- 0 -		$-0 -	$7,916
Pengcheng Chen,	2009	$7,850		$5,592	$	- 0 -	$	- 0 -	$13,442
Chief Executive Officer	2008	$5,182	$	- 0 -	$	- 0 -	$	- 0 -	$5,182
	2007	$6,143		$3,945	$	- 0 -	$	- 0 -	$10,088
Yin Tong,	2009	$5,621		$8,783	$	- 0 -	$	- 0 -	$14,404
Chief Financial Officer	2008	$3,013	$	- 0 -	$	- 0 -	$	- 0 -	$3,013
	2007	$3,656		$13,151	$	- 0 -	$	- 0 -	$16,807
Shengli Liu,	2009	$6,697		$5,856	$	- 0 -	$	- 0 -	$12,553
Chief Operating Officer	2008	$4,764	$	- 0 -	$	- 0 -	$	- 0 -	$4,764
	2007	$4,445		$1,315	$	- 0 -	$	- 0 -	$5,760
Tianbao Guo,	2009	$5,878		$5,856	$	- 0 -	$	- 0 -	$11,734
Chief Technical Officer	2008	$3,148	$	- 0 -	$	- 0 -	$	- 0 -	$3,148
	2007	$4,734		$1,315	$	- 0 -	$	- 0 -	$6,049

The compensation committee increased the 2009 salaries in accordance with its ordinary salary adjustments. The increases were based upon several factors, including the results of the Company’s operations, the inflation rate for the preceding years.

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None. No compensation had been paid to any director solely in connection with their role as a director.

EMPLOYMENT AGREEMENTS

We have employment contracts with four of our executive officers, Pengcheng Chen, our CEO, Yi Tong, our CFO, Tianbao Guo, our CTO, and Shengli Liu, our COO and Vice Manager. The terms of the contracts are one year subject to renewal. Our employment contract with Yi Tong was signed on April 1, 2009, and the other three executive officers’ contracts were signed on October 9, 2009. According to the employment agreements, the base salaries to Pengcheng Chen, , Tianbao Guo, and Shengli Liu for one year term ended October 9, 2010 are RMB 109,200 (equivalent to $15,986), RMB85,200 (equivalent to $12,472), and RMB 84,000 (equivalent to $12,297), respectively. The base salary payable to Yi Tong for the one year term ended April 20, 2010 are RMB91,200 (equivalent to $13,351). To better attract and retain executive talent, and to stimulate performance we intend to provide our executives with discretionary bonuses and equity incentives. We plan to distribute bonus, and to issue common stocks and/or stock options to our executive officers for services rendered in 2009. The amount of such equity awards will be determined by the Compensation Committee and the Board of Directors. Currently the company does not have specific rules for calculating the bonus for executive officers. The actual bonus are determined through discussions during the meeting of board of directors. The board of directors determine the amount of bonus for each executive officer annually, based mainly on three factors, the contribution to the company made by the officer, the officer's length of service and the operating result of the company. The general situations of other similar companies in the local area are also taken as reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 14, 2010, information with respect to the beneficial ownership of our outstanding Common Stock by (i) each director and executive officer of us, (ii) all directors and executive officers of us as a group, and (iii) each shareholder who was known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,663,850 shares outstanding.

Title of Class	Name and Address of Beneficial Owner of Shares	Position	Number of shares held by Owner	Percent of Class
Common	Pengcheng Chen (1)	CEO/Director	7,911,457 (1)	22.18%
Common	Fangshe Zhang (2)	Chairman	5,402,906 (2)	15.15%
Common	Yi Tong	CFO/Director	––	––
Common	Shengli Liu	Chief Operating Officer/Vice Manager/Director	800,000	2.24%
Common	Tianbao Guo	Chief Technical Officer	––	––
Common	Genshe Bai	Director	1,200,000	3.36%
Common	Genhu Yang	Director	800,000	2.24%
Common	Xiaodong Wen	Director	––	––
Common	Tao Wang	Director	––	––
Common	Executive Officers & Directors as a Group		16,114,363	45.18%

(1)	Having an address at No. 23, Tiyu Street, Chang’an District, Xi’an, China.

(2)	Having an address at No. 5, Beisan Street, Beida Village, Dongda Town, Chang’an County, Xi’an, China.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005 and 2004, we fund operations primarily by means of loans from stockholders and management. As of December 31, 2009, amounts due to stockholder/officer are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/officer was $177,582 which represented the net amount lent by Mr. Pencheng Chen, the Chief Executive Officer of the Company,  to us.

Patent License Agreement and Patent Assignment Agreement

Mr. Fangshe Zhang, our Chairman and a principal shareholder leases us three cork processing technology related patents in China under operating lease agreements that expire on April 16, 2011. During the years ended December 31, 2009 and 2008 respectively, we paid him license fees for these patents in the aggregate amount of $351,334 and $345,444.

The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2009.

For the Year Ending December 31,	Amount
2010	$351,334
2011	103,510
Total minimum rental payments required	$455,054

Review Approval or Ratification of Transactions with Related Persons

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by the Corporate Governance and Nominating Committee (whose members are “independent” directors) and by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

Potential Conflicts of Interests

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates had any interest, direct or indirect, in any material transaction to which we are a party.

b)
None of our directors, executive officers or controlling shareholder or their affiliates had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)
None of our directors, executive officers or controlling shareholder or their affiliates had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)
None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14.  PRINCIPAL ACCOUNTANT

Audit Fees

We accrued an aggregate of approximately $60,000 in fees for professional services rendered by MS Group CPA LLC in connection with the audit of our financial statements for the year ended December 31, 2009.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by MS Group CPA LLC.

PART IV

ITEM 15.  EXHIBITS LIST AND FINANCIAL STATEMENT SCHEDULES.

(10)                   Exhibits:

3(a)	Articles of Incorporation*
3(b)	Bylaws*
4(b)	Specimen Stock Certificate*
2.1	Spin – Off Agreement, dated September 19, 1996, between us and Kushi Macrobiotics Corp.*
2.2	Amended and Restated Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and us , dated August 12, 1996*
2.3
Agreement and Plan of Merger, dated as of July 11, 2005, by and among Kushi Natural Foods Corporation, Kushi Sub, Inc., Hanxin (Cork) International Holding Co., Ltd., Xi’An Cork Investments Consultative Management Co. and Xian Hanxin Science and Technology Co., Ltd. ***

2.4	Amendment to Agreement and Plan of Merger dated as of September 30, 2005. ****
10.1	Loan Agreement dated as of October 27, 2008 with Shaanxi Shuta Wood Products Co., Ltd **
20.	Information Statement filed with the Securities and Exchange Commission on August 26, 2004 *****
21	Our subsidiaries: (i) Kushi Sub, Inc; (ii) Xi’An Cork Investments Consultative Management Co.; and (iii) Xian Hanxin Technology Co., Ltd (iv) Cork Import and Export Co., Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Incorporated by reference to the like numbered exhibit to our Registration Statement on Form 10-SB.
**	Filed herewith
***	Incorporated by reference to our report on Form 8-K filed on August 9, 2005.
****	Incorporated by reference to our report on Form 8-K/A filed on January 18, 2006.
*****	Incorporated by reference to our Information Statement on Schedule 14-C filed on October 18, 2005 (Preliminary) and November 8, 2005 (Definitive).

(b)   Reports on Form 8-K:

The Company filed a report on Form 8-K on December 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

ASIA CORK INC.

By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief
Executive Officer
DATE: April 14, 2010

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fangshe Zhang	Chairman/Director	April 14, 2010
Fangshe Zhang

/s/ Pengcheng Chen	Chief Executive Officer/	April 14, 2010
Pengcheng Chen	Director

/s/ Yi Tong	Chief Financial Officer/	April 14, 2010
Yi Tong	Director

/s/ Shengli liu	Chief Operating Officer /	April 14, 2010
Shengli Liu	Director

/s/ Tianbao guo	Chief Technical Officer	April 14, 2010
Tianbao Guo

/s/ Genshe Bai	Director	April 14, 2010
Genshe Bai

/s/ GENHU YANG	Director	April 14, 2010
Genhu Yang

/s/ XIAODONG WEN	Director	April 14, 2010
Xiaodong Wen

/s/ TAO WANG	Director	April 14, 2010
Tao Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
Asia Cork Inc.

We have audited the accompanying consolidated balance sheets of Asia Cork Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Cork Inc. and its subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MS Group CPA LLC
MS Group CPA LLC

Edison, New Jersey
March 19, 2010

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	As of December 31,
	2009	2008
Assets:
Current Assets
Cash and equivalents	$49,949	$23,605
Accounts receivable, net of allowance for doubtful accounts of $269,259 and $23,787, respectively	5,176,239	4,956,005
Inventories	5,971,339	2,756,011
Advance to suppliers	2,468,733	2,562,357
Loan to unrelated party	29,295	1,465,738
Deferred income taxes assets	3,064	7,757
Prepayments and other current assets	130,065	34,718
Total Current Assets	13,828,684	11,806,191

Property and Equipment - Net	5,317,088	4,813,629
Deposit for Purchase of Fixed Assets	2,021,380	2,022,719
Deposit for Acquisition	1,362,234	1,465,738
Non-Refundable Deposit for Purchase of Land Use Right	1,464,768	-
Investment - At Cost	2,050,675	2,052,034
Intangible Assets- Net	165,647	171,178
Deferred Income Taxes Assets	54,591	16,586
Total Assets	26,265,067	22,348,075

Liabilities and Equity:
Liabilities :
Current Liabilities
Accounts payable and accrued expenses	1,532,469	1,395,366
Loan payable	215,321	439,722
Convertible note, net	700,000	574,276
Customer deposits	10,112	10,118
Taxes payable	534,393	275,224
Due to stockholder/officer	177,582	177,699
Other current liabilities	22,528	33,027
Total Current Liabilities	3,192,405	2,905,432
Total Liabilities	3,192,405	2,905,432

Equity:
Asia Cork Inc. Stockholders' Equity:
Series A preferred stock, $0.0001 par value, 5,000,000 shares authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital-stock warrant	279,386	279,386
Reserve funds	2,808,865	2,236,716
Retained earnings	10,740,044	7,966,783
Accumulated other comprehensive income	2,657,741	2,668,724
Total Asia Cork Inc. Stockholders' Equity	20,975,048	17,640,621
Noncontrolling Interest	2,097,614	1,802,022
Total Equity	23,072,662	19,442,643
Total Liabilities and Equity	$26,265,067	$22,348,075

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YAERS ENDED DECEMBER 31, 2009 AND 2008

	For The Years Ended December
	2009	2008

Revenues	$24,393,625	$21,378,041
Cost of Goods Sold	16,005,148	13,937,361
Gross Profit	8,388,477	7,440,680

Operating Expenses
Selling expenses	2,869,612	2,701,225
Bad debt expenses	245,341	10,539
Research & development costs	182,987	-
General and administrative expenses	589,130	759,227
Total Operating Expenses	3,887,070	3,470,991

Income From Operations	4,501,407	3,969,689

Other Income (Expenses)
Interest expenses, net	(303,882)	(275,105)
Other income , net	136,016	74,091
Loss on disposition of fixed assets	-	(159,364)
Total Other Expenses	(167,866)	(360,378)

Income Before Taxes	4,333,541	3,609,311
Provision for Income Taxes	692,539	597,453

Net Income Before Noncontrolling Interest	3,641,002	3,011,858

Less: Net income attributable to the noncontrolling interest	295,592	279,704

Net Income Attributable to Asia Cork Inc.	$3,345,410	$2,732,154

Earnings Per Share:
- Basic	$0.09	$0.08
- Diluted:	$0.09	$0.08

Weighted Common Shares Outstanding

- Basic	35,663,850	35,514,406
- Diluted:	38,734,025	36,469,571

See notes to consolidated financial statements.

ASIA CORK INC. AND SI BSIDIDARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS
ENDED DECEMBER 31, 2009 AND 2008

	For The Years Ended December 31,
	2009	2008
Net Income Before Noncontrolling Interest	$3,641,002	$3,011,858
Other Comprehensive (Loss) Income:
Foreign Currency Translation (Loss) Income	(10,983)	1,103,758
Comprehensive Income	3,630,019	4,115,616

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Asia Cork Inc. Stockholders' Equity
	Common Stock
	No. of Shares	Amount	Additional Paid- in Capital	Additional in Capital Stock Warrant	Reserve Funds	Retained Earnings / (Accumulated Deficit)	Other Comprehensive Income (Expense)	Noncontrolling Interest	Total

Balance, December 31, 2007	35,413,850	$3,541	$4,396,772	$-	$1,741,715	$5,729,630	$1,564,966	$1,522,318	$14,958,942
Patent rights donated by chairman	-	-	4,199	-	-	-	-	-	4,199
Issued convertible note with stock warrant in June, 2008	-	-	-	279,386	-	-	-	-	279,386
Issued new common stocks on July 31, 2008 for service received	150,000	15	43,485	-	-	-	-	-	43,500
Issued new common stocks on August 14, 2008 for service received	100,000	10	40,990	-	-	-	-	-	41,000
Net income for year ended December 31, 2008	-	-	-	-	-	2,732,154	-	279,704	3,011,858
Appropriation of reserve funds	-	-	-	-	495,001	(495,001)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	1,103,758	-	1,103,758

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$1,802,022	$19,442,643
Net income for year ended December 31, 2009	-	-	-	-	-	3,345,410	-	295,592	3,641,002
Appropriation of reserve funds	-	-	-	-	572,149	(572,149)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(10,983)	-	(10,983)

Balance, December 31, 2009	35,663,850	$3,566	$4,485,446	$279,386	$2,808,865	$10,740,044	$2,657,741	$2,097,614	$23,072,662

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS
OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities
Net Income	$3,345,410	$2,732,154
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	310,067	286,352
Bad debt adjustment	245,341	10,539
Issued common stock to pay legal fees	-	43,500
Net income attributable to noncontrolling interest	295,592	279,704
Loss on disposition of fixed assets	-	159,364
Deferred income taxes benefit	(33,308)	(23,905)
Consulting fee adjusted from deferred	19,680	21,320
Interest expenses for discount on convertible note	130,649	153,662
Changes in operating assets and liabilities:
Accounts receivable	(469,314)	(2,215,522)
Inventories	(3,219,284)	(1,657,504)
Advance to suppliers	91,988	(21,350)
Prepayments and other current assets	(115,113)	3,320
Accounts payable and accrued expens es	138,118	348,540
Customer deposits	-	10,118
Taxes payable	259,523	(510,352)
Other current liabilities	(10,484)	15,851
Net Cash Provided by (Used in) Operating Activities	988,865	(364,209)
Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of intangible assets	-	1,370,877
Proceeds from withdraw deposit for acquisition	102,602	-
Payment for purchase of equipment	(811,481)	(589)
Payment for unrelated party	(29,314)	(1,465,738)
Payment for construction in progress	-	(207,282)
Net Cash Used in Investing Activities	(738,193)	(302,732)
Cash Flows From Financing Activities
Proceeds from the loan	215,321	439,722
Repayment to the loan	(439,430)	(571,638)
Proceeds from convertible note	-	700,000
Net Cash (Used in) Provided by Financing Activities	(224,109)	568,084
Net Increase (Decrease) in Cash and Equivalents	26,563	(98,857)
Effect of Exchange Rate Changes on Cash	(219)	(244,934)
Cash and Equivalents at Beginning of Period	23,605	367,396
Cash and Equivalents at End of Period	$49,949	$23,605
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	$27,848	$52,418
Cash paid for Income taxes	$427,308	$794,835
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Construction in process transferred out to property	$-	$3,385,406
Shareholder donated intangible assets into the Company without payment	$-	$4,199
Issued common stock for legal fees and part of consulting fees	$-	$84,500

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Asia Cork Inc. (f/k/a Hankersen International Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

On July 11, 2008, the Company's wholly-owned subsidiary, Asia Cork Inc., was merged into its parent, the Company, in order to change the name of the Company, after approval by the Board of Directors of the Company pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

As permitted by Delaware General Corporation Law, the Company assumed the name of its wholly-owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of common stock and shares of the Series A Preferred Stock of the Company. The capitalizations are described in further detail in Note 18 in the accompanying consolidated financial statements.

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

Advances to suppliers

In order to make sure bark suppliers had enough fund to collect barks from the workers in the mountain, the Company usually advances the payment to bark suppliers during the seasons.  Advances to suppliers are recognized and payment based on the signed agreement with the suppliers. The advances to suppliers are reversed when the Company received raw materials from the suppliers. Nearly none of advances were outstanding for more than six months. Based upon the historical records, the Company did not incur any losses for the advances to suppliers.  Hereby the Company had not recorded the allowance for advances to suppliers for the years ended December 31, 2009 and 2008. The amounts of advances to suppliers were $2,468,733 and $2,562,357 as of December 31, 2009 and 2008.

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

Intangible assets

Intangible assets include land use right. With the adoption of ASC 740, intangible assets with a definite life are amortized on a straight-line basis. The land use right is being amortized over its estimated life of 40 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

Impairment of long-lived assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360-10-5, “Impairment or Disposal of Long-Lived Assets” . This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operation.

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of its products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

Rental income recognition

Rental income from operating leases related to our entertainment facility and the newly constructed student dormitory is recognized on a straight-line basis over the lease period. The Company recognized $263,501 and $250,447 rental income for the years ended December 31, 2009 and 2008, respectively.

Cost of revenue

Cost of revenue consists primarily of purchase cost of raw materials, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed cork products.

Advertising costs

Advertising costs are booked as expenses as incurred. The Company incurred $0 and $1,539 for the years ended December 31, 2009 and 2008, respectively.

Shipping and handling costs

Shipping and handling costs which associated with the purchase of products from vendors are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $0 and $524 for the years endedDecember 31, 2009 and 2008, respectively.

Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The amounts charged in 2009 and 2008 were $182,987 and $0 respectively.

Contribution to retirement

Contributions to retirement plans, which are defined contribution plans, are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

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

The Company follows ASC 740 - Accounting for “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic and diluted net income per share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

Stock-based compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

Comprehensive income (loss)

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

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

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and equivalents, accounts receivable, inventories, advances to suppliers, prepayments and other current assets, accounts payable, accrued expenses, loan payable, taxes payable, and other current liabilities approximate fair value based on the short-term maturity of these instruments. The Company's loans payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements on December 31, 2009.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates and manages its business as a single operating segment.

New accounting pronouncements

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

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

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)”, which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

4.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and  six months after delivery, depending on the customer’s payment history. During the fourth quarter of 2008, due to adverse market conditions for home and commercial renovation and decoration, the Company’s accounts receivable as of December 31, 2008 were $4,979,792, and which included accounts receivable outstanding in excess of six months of $1,551,836 (equivalent to RMB 10,587,400). Commencing in April 2009, not only adverse market conditions were eliminated gradually, but also the management of the Company enhanced actively to collect in accounts receivable. As a result, most of accounts receivable balances at December 31, 2008 were collected during the third quarter of 2009. In year 2009 the total revenues resulted from a combination of increased orders by existing and new clients as the Company continued to successfully increase sales to customers and expand customer base, the Company’s accounts receivable balance increased during 2009.  As of December 31, 2009 the accounts receivable balance was $5,445,498 (equivalent to RMB37,176,525).

The Company’s subsidiary, Hanxin maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to a high level of increasing accounts receivable from its major customer as a result of the increase in sales to both existing and new customers. Consequently, in order to increase the reserve to the necessary 5% and 0.5% levels at December 31, 2009 and December 31, 2008, the Company recognized a provision for bad debts equal to $245,341 and $10,539, respectively

The accounts receivable amounts included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009	2008
Shaanxi Shuta Cork Products Co., Ltd	$478,940	$749,548
Distributors who had owed the Company more than USD146,477 (equivalent to RMB1 million)	1,951,810	1,864,437

Distributors or Customers who had owed the Company equal or less than USD146,477 (equivalent to RMB1 million)	3,014,748	2,365,807
Sub-total	5,445,498	4,979,792
Less: Allowance for doubtful accounts	269,259	23,787
Accounts receivable, net	$5,176,239	$4,956,005

The total amounts sold to the customers (who had balance of accounts receivable of the Company more than $146,477 (equivalent to RMB1 million) as of December 31, 2009 and 2008) were $4,304,770 and $3,729,110 for the years ended December 31, 2009 and 2008, respectively. The ratios sold to the major customers were represented 17.6% and 17.4% of total sales in the years ended December 31, 2009 and 2008. Since the total revenues generated from more customers, none of the Company’s customers accounted for more than 10% of total sales for the years end December 31, 2009 and 2008, respectively.

Accounts receivable aging as of December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2009	2008
Less than 90 days	$3,778,740	$1,185,856
91days-180days	1,606,436	2,242,100
181days-365days	-	1,310,794
More than 365days	60,322	241,042
Total	$5,445,498	$4,979,792

The Company’s accounts receivable with ages of less than 91 days represented 69% and 24% of the total receivables as of December 31, 2009 and 2008, respectively.

Accounts receivable turnover for the year ended December 31, 2009 and 2008 consisted of the following:

	For the Years Ended December 31,
	2009	2008
Accounts receviable turnover	1.85	1.16

Since there were significantly increased credit sales in year 2009 as compared to year 2008, As a result, the accounts receivable turnover in year 2008 was less than in year 2009.

5.    INVENTORIES

The barks and wood particles are most raw materials to manufacture cork planks. The wood particles consisted of grinded barks.  During the course of manufacture, the Company made use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchased significant barks and wood particles in order to ensure productions. Moreover, the barks usually were picked in autumn.  In order to have sufficient raw materials used in manufacture for the coming year, the Company purchased enormous amount of barks and wood particles as of December 31, 2009.

On October 15, 2009, in order to expand annual output, the Company entered into an agreement to cooperating with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to build another production line for manufacturing the cork floor planks located in Sichuan province.  Pursuant to the agreement, the Company provided a set of production equipment, and Sichuan Hanxin agreed to provide the workshop and supplementary equipments.  Also the Company shall prepay raw materials payment and provide secondary raw materials toSichuan Hanxin. Nevertheless, Sichuan Hanxin shall be responsible for the production of cork floor products in accordance with the quality specifications and standards set by the Company. According to the agreement, we have exclusive right to sell the cork floor products produced from this production line.  As a result, in order to perform the agreement, the Company purchased huge secondary raw materials as of December 31, 2009.

Inventories on December 31, 2009 and 2008 consisted of the following:

	As of December 31,2009
	2009	2008
Raw materials
Tree skins	$2,026,925	$1,361,452
Wood Particles	1,097,599	520,075
Secondary raw materials	1,639,893	-
Other raw materials	29,188	191,974
Subtotal	4,793,605	2,073,501
Work in progress	202,495	210,526
Finished goods	961,765	427,459
Packaging and other	13,474	44,525
Total	$5,971,339	$2,756,011

6.    ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. Since the growth cycle of tree skins used in manufacturing need sufficient growth. In order to acquire sufficient tree skins and ensure production in the future, the Company generally signs purchase agreements with some unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of December 31, 2009, nearly none of these advances were outstanding more than six months.  The Company did not incur losses in connection with advances to suppliers as of December 31, 2009.  As such, the Company had not recorded the allowance for advances to supplier for the year ended December 31, 2009, and the net amount of advances to suppliers was $2,468,733 and $2,562,357 as of December 31, 2009 and 2008 respectively.

7.    LOAN TO UNRELATED PARTY

In September 2009 the Company made a loan to Xian Tianlun Bath Co., Ltd (“Xian Tianlun”) in the amount of RMB 0.2 million (equivalent to $29,295) for the period from September 27, 2009 to September 26, 2010 with an interest rate of 7% per year. As of December 31, 2009, the Company loaned RMB0.2 million (equivalent to $29,295) to Xian Tianlun. Xian Tianlun is an unrelated third party to the Company, and the loan was unsecured.

8.    PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, property and equipment consisted of the following:

		As of December 31,
	Estimated Life	2009	2008
Building and improvements	27-35	$2,471,084	$2,472,721
Constructed student dormitory	30	2,420,620	2,422,224
Manufacturing equipments	1-8	1,624,987	838,766
Office furniture and equipments	5	31,120	31,141
Vehicles	2-8	12,518	12,527
Machinery improvements	3	80,563	80,616
Subtotal		6,640,892	5,857,995
Less: Accumulated depreciation		1,323,804	1,044,366
Total		$5,317,088	$4,813,629

For the years ended December 31, 2009 and 2008, depreciation expenses amounted to $304,653 and $281,185,respectively. Loss on disposal of fixed assets for the years ended December 31, 2009 and 2008 were $0 and $159,364, respectively.

Student dormitory construction was completed in June 2008. All costs of approximately $2.4 million (equivalent to RMB 16,525,621) had been transferred to the property as of June 30, 2008. Although the construction had been completed, Hanxin did not acquire the occupation certificates and ownership certificates with respect to the dormitory. Hanxin expects to receive these certificates by the third quarter of 2010. However, there is no assurance that the certificates will be received by then.

9.    DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who handled the negotiations for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,021,380 (equivalent to RMB 13,800,000) to the agent as of December 31, 2009, and the same deposit was valued at $2,022,719 (equivalent to RMB 13,800,000) as of December 31, 2008. The agency agreement has no firm commitment on the purchase but it stated a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. Due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009. Pursuant to the terms of a supplementary agreement with this agent, the agreement was extended and as a result, Hanxin expects to fully collect the deposit which had paid to the agent if the purchase is not completed by June 30, 2010.  However, there is no assurance that the deposits will be returned to Hanxin by then.

10.           DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin was not to exceed $2,925,536 (RMB20 million) based upon the agreement. As of December 31, 2009, Hanxin had paid a $1,362,234 (equivalent to RMB9.3 millions) deposit to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

On September 20, 2009, Hanxin entered into an agreement (“Agreement”) with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The Agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be between 120% and 150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin as determined by an audit firm Hanxin designates. The amount of the premium over the net asset value is subject to agreement by the parties, but cannot exceed 150%. Exercise of the option is subject to a satisfactory financing arrangement, due diligence and requisite corporate approvals. In the event that any of the closing conditions are not satisfied by September 20, 2010, the agreement will terminate and the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,464,768). According to the agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  As of December 31, 2009, Hanxin had paid a deposit of $1,362,234 (equivalent to RMB9.3 millions) to Sichuan Hanxin. Hanxin anticipates applying the whole deposited amount to payments for raw materials if the acquisition does not occur.

11.           NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure sufficient raw material production base in the future, the Company plans to purchase the right to use a parcel of land of planting oak from Shaanxi Shuta Cork Products Co., Ltd (“Shuta”)  in the Baoji district Shaanxi Province of the PRC in 2007 (oak leather used to produce the company's main raw material).  The Company prepaid in amounts of RMB10 million (equivalent to $1,464,768) to Shuta. However, the Companyterminated the agreement with Shuta in August, 2008. Despite the deposit in amounts of RMB10 million had been fully refunded back to the Company in August and September 2008.  However, due to affect adversely financial crisis all over the world during the fourth quarter of 2008, the Company’s financing plans were failed during the fourth quarter of 2008 and first quarter of 2009, and the Company was regretted to terminate the land use right purchase deal from Shuta. In year 2008, based upon Hanxin’s sale and manufacturing strategies Shaanxi Shuta opened cork retail chain stores exclusively selling Hanxin’s products but Hanxin could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shaanxi Shuta; thus Shaanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing a very important distribution channel and to assist Shaanxi Shuta to recover from this situation, Hanxin had loaned RMB10 million (equivalent to $1,464,768) to the Shaanxi Shuta for one year term starting from October 27, 2008.  This loan is non-interest bearing and unsecured. One day subsequent to the due date of the loan, October 28, 2009, Hanxin signed another loan agreement with Shaanxi Shuta and loaned the same amount of RMB10 million to Shaanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

Hanxin would like to  purchase the land use right in Baoji District Shaanxi Providence from Shaanxi Shuta as soon as its financing situation allowable, since the price of the land use right is going up, and Hanxin do need a parcel of land use right to plan the Portugal type of cork trees to secure its cork materials in the future. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shaanxi Shuta to express its sincerity to acquire 7,000 Mu (equal to 4,669,000 square meters) land use right located in Baoji District Shaanxi Providence from Shaanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shaanxi Shuta in acquired the land use right for Hanxin, Hanxin agree to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement in 2008. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shaanxi Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,464,768) that Shaanxi Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that should Hanxin does not purchase the land by October 20, 2011, Shaanxi Shuta will not repay the RMB10 million loan pursuant to Loan Agreement dated October 28, 2009 and the parties will have no further obligation to each other regarding the loan or the land purchase. Therefore, the Company reclassified all of these loan amounts as Non-Refundable deposits for purchase of land use right commencing as of October 20, 2009.

Even though Shaanxi Shuta is one of major customers of Hanxin in years ended December 31, 2009 and 2008, but the total amounts sold to Shaanxi Shuta in year 2009 and 2008 were only represented 2.63% and 3.30% of total sales of Hanxin, one of the Company’s subsidiaries in China, in the years ended December 31, 2009 and 2008, respectively. Also, Shaanxi Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Furthermore, Shaanxi Shuta is not subject to common control or common significant influence. Accordingly, Shaanxi Shuta is not deemed a related party of the Company for the years ended December 31, 2009 and 2008.

12.           INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,050,675 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.

13.           INTANGIBLE ASSETS

On September 27, 2001, the Company purchased the right to use a parcel of land for 40 years. The purchase price is being amortized over the term of the use right. In addition, during the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang, at no cost. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,199 (equivalent to RMB28,800). On December 31, 2009 and 2008, intangible assets, less accumulated amortization consisted of the following:

	As of December 31,
	2009	2008
Intangible assets	$208,194	$208,332
Less: Accumulated amortization	42,547	37,154
Total	$165,647	$171,178

For the years ended December 31, 2009 and 2008, amortization expense amounted to $5,414 and $5,167, respectively.

The amortization expenses for the next five years are as follows:

For the Year Ending December 31,	Amount
2010	$5,414
2011	5,414
2012	5,414
2013	5,414
2014	5,414

14.           LOANS PAYABLE

Loans payable as of December 31, 2009 and 2008 consisted of the following:

Loan payable is comprised of the following:
	As of December 31,
	2009	2008
On November 30, 2007, the Company obtained a short-term loan RMB3.9 million (equivalent at that time to $534,642 ) from Xian Xitaoyuan Credit Bank by pledging the Company's building in YuLerYuan with bank, The loan interest is 8.37‰ per month. The Company had paid principal RMB3.9 million back to bank on June 30, 2008. On the same day, the company borrowed RMB3 million (equivalent to $439,722 ) from the same bank with new interest rate 9.967‰ per month and new due date on June 30, 2009. This RMB3 million loan had been fully paid off on June 29, 2009.	$-	$439,722
Commencing from September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,321) as of December 31, 2009. The interest rate of these loans is 7.4% per year, and all due on September 24, 2010.	215,321	-
Total Loan Payable	$215,321	$439,722

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

Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. The interest payable regarding the convertible notes has been accrued and recorded as of December 31, 2009. However, the extension of due date for notes is still under negotiation as of March 19, 2010, but there can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension. The different amounts between the market price of common stock on the stock warrants grant date and warrant conversion price $0.228 for total entitled warrant shares had been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in amount of $279,386 as of December 31, 2009 and 2008, respectively.

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

Net of convertible note as of December 31, 2009 and 2008 consisted of the following:

	As of December 31,
	2009	2008
Convertible note	$700,000	$700,000
Less: Discount on convertible note	-	125,724
Convertible note, net	$700,000	$574,276

16.           TAX PAYABLE

The Company and its U. S. subsidiary will file consolidated Federal income tax and state franchise tax annual report individually with the State of Delaware. Its PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company’s BVI subsidiary is exempt from income taxes.

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

On December 31, 2009 and 2008, taxes payable consisted the following:

	As of December 31,
	2009	2008
Value-added taxes	$144,664	$177,287
Corporate income taxes provision	373,542	74,888
Local taxes and surcharges	12,973	13,491
Franchise taxes	3,214	9,558
Total	$534,393	$275,224

The deferred income taxes assets results from loss on disposition of fixed assets that are no deductible and bad debt allowance are deductible when the bad debt is incurred

The components of the provisions for income taxes were as follows:

	For the Years Ended December 31,
	2009	2008
Current taxes:
Current income taxes in P.R. China	$725,847	$621,358
Deferred taxes benefits	33,308	23,905
Total provision for income taxes	$692,539	$597,453

17.           DUE TO STOCKHOLDER/OFFICER

Amounts due to a stockholder/officer are unsecured, non-interest bearing and do not have a set repayment date. As of December 31, 2009 and 2008, the total net amounts due to the stockholder/officer were $177,582 and $177,699, respectively, which represented the net amounts lent by shareholder/officer to the Company.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of December 31, 2008. Since there were no unregistered shares issued in year 2009, the total shares of issued outstanding were 35,663,850 as of December 31, 2009.

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

19.         BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For The Years Ended December 31,
	2009	2008
Basic:
Numerator:
Net income for basic calculation	$3,345,410	$2,732,154
Denominator:
Weighted average common shares	35,663,850	35,514,406
Denominator for basic calculation	35,663,850	35,514,406
Net income per share — basic	$0.09	$0.08

Diluted:
Numerator:
Net income for basic calculation	$3,345,410	$2,732,154
Effect of dilutive securities issued	271,906	218,541
Net income for diluted calculation	$3,617,316	$2,950,695
Denominator:
Denominator for basic calculation	35,663,850	35,514,406
Weighted average effect of dilutive securities:
Warrants	-	-
Convertible debt	3,070,175	955,165
Denominator for diluted calculation	38,734,025	36,469,571
Net income per share — diluted	$0.09	$0.08

20.           LEASE COMMITMENTS

The Company leases its office space, and production facilities and lands under operating lease agreements that are expiring on December 31, 2010 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of December 31, 2009.

For the Year Ending December 31,	Amount
2010	$191,171
2011	70,309
2012	17,577
2013	17,577
2014	17,577
Thereafter	577,119
Total minimum rental payments required	$891,330

Rent and properties maintenance expenses amounted to $199,515 and $189,451 for the years ended December 31, 2009 and 2008, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2009.

For the Year Ending December 31,	Amount
2010	$351,544
2011	103,510
Total minimum rental payments required	$455,054

Patent lease expenses amounted to $351,334 and $345,444 for the years ended December 31, 2009 and 2008, respectively.

21.           RESERVE FUND AND DIVIDENDS

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after taxes, as determined under the PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under the PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

As of December 31, 2009 and 2008, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $2,808,865 and $2,236,716 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

The Company has not declared or paid cash dividends or made distributions in the past.

22.   CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to contribute these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $ 1,589 and $1,070 for the years ended December 31, 2009 and 2008, respectively.

23.           CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the years ended December 31, 2009 and 2008, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The following is a summary of purchases of raw materials from major suppliers (those accounting for 10% or more of purchases):

Major Suppliers

	Purchased from	Number of	Percentage of
Year Ended December 31,	Major Suppliers	Suppliers	Total Purchased
2009	$2,126,978	1	12.03%
2008	$5,589,794	3	39.09%

Geographical Risks:

Substantially all of the Company’s operations are carried out through its subsidiary located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the economy of the PRC. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, changes in the PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

24.          OTHERS

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