Form 10-Q
period 2010-03-31
Asia Cork Inc.
filed 2010-05-17
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIEs EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
   _________________________________________________
(Former Address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer   ☐   Accelerated file    ☐   Non-accelerated filer    ☐   Small reporting  company    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 10, 2010 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

PART I
Financial Information
ITEM 1.    FINANCIAL STATEMENTS

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2010	December 31, 2009
Assets:	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$1,285,351	$49,949
Accounts receivable, net of allowance for doubtful accounts of
$265,789 and $269,259, respectively	5,098,145	5,176,239
Inventories	3,958,893	5,971,339
Advance to suppliers	3,717,048	2,468,733
Loan to unrelated party	29,300	29,295
Deferred income taxes assets	9,806	3,064
Prepayments and other current assets	23,266	130,065
Total Current Assets	14,121,809	13,828,684

Property and Equipment - Net	2,283,522	2,339,307
Deposit for Purchase of Fixed Assets	2,021,717	2,021,380
Deposit for Acquisition	1,362,462	1,362,234
Non-Refundable Deposit for Purchase of Land Use Right	1,465,013	1,464,768
Investment Properties - Net	3,110,525	3,139,686
Investment - At Cost	2,051,018	2,050,675
Intangible Assets- Net	3,662	3,742
Deferred Income Tax Assets	53,592	54,591
Total Assets	26,473,320	26,265,067
Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,446,737	1,532,469
Loan payable	-	215,321
Convertible note, net	700,000	700,000
Customer deposits	23,422	10,112
Taxes payable	819,007	534,393
Due to stockholder/officer	177,611	177,582
Other current liabilities	-	22,528
Total Current Liabilities	3,166,777	3,192,405
Total Liabilities	3,166,777	3,192,405
Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital-stock warrant	279,386	279,386
Reserve funds	2,842,426	2,808,865
Retained earnings	10,916,533	10,740,044
Accumulated other comprehensive income	2,661,765	2,657,741
Total Asia Cork Inc. Stockholders' Equity	21,189,122	20,975,048
Noncontrolling Interest	2,117,421	2,097,614
Total Equity	23,306,543	23,072,662
Total Liabilities and Equity	$26,473,320	$26,265,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$3,634,641	$902,504
Cost of Goods Sold	2,875,512	689,587
Gross Profit	759,129	212,917

Operating Expenses
Selling expenses	163,467	125,973
Bad debt (recoveries)	(3,514)	(808)
Research & development costs	109,851	-
General and administrative expense	208,508	114,282
Total Operating Expenses	478,312	239,447

Income (Loss) From Operations	280,817	(26,530)

Other Income (Expense or Loss)
Interest (expense), net	(44,225)	(114,384)
Other income , net	32,606	24,725
Loss on disposal of inventories	(1,974)	-
Total Other Expense or Loss	(13,593)	(89,659)

Income (Loss) from Continuing Operations Before Taxes	267,224	(116,189)
Provision for Income Taxes	37,367	2,824

Net Income (Loss) Before Noncontrolling Interest	229,857	(119,013)

Less: Net income (loss) attributable to the noncontrolling interest	19,807	(5,472)

Net Income (Loss) Attributable to Asia Cork Inc.	$210,050	$(113,541)

Earnings Per Share - Basic and Diluted:
- Basic	$0.01	$(0.00)
- Diluted:	$0.01	$(0.00)

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,663,850
- Diluted:	40,269,113	38,734,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income (Loss)	$210,050	$(113,541)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization	85,921	75,846
Bad debt adjustment	(3,514)	(808)
Loss on disposal of inventories	1,974	-
Net income (loss) attributable to noncontrolling interest	19,807	(5,472)
Deferred income tax benefits	(5,732)	1,866
Consulting fees adjusted from deferred	-	9,840
Interest expenses for discount on convertible note	-	69,756
Changes in operating assets and liabilities
Accounts receivable	82,460	303,315
Inventories	2,011,133	119,475
Advance to suppliers	(1,247,694)	(268,441)
Prepayments and other current assets	106,803	(66,908)
Accounts payable and accrued expenses	(85,988)	(13,149)
Customer Deposit	13,306	-
Taxes payable	284,477	(86,944)
Other current liabilities	(22,528)	(29,603)
Net Cash Provided by (Used in) Operating Activities	1,450,475	(4,768)

Cash Flows From Financing Activities:
Repayment to the loan	(215,321)	-
Net Cash Used in Financing Activities	(215,321)	-

Net Increase (Decrease) in Cash and Equivalents	1,235,154	(4,768)
Effect of Exchange Rate Changes on Cash	248	142
Cash and Equivalents at Beginning of Period	49,949	23,605
Cash and Equivalents at End of Period	$1,285,351	$18,979

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$7,258	$13,112
Income taxes paid	$-	$108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

The unaudited condensed consolidated financial statements of Asia Cork Inc.(f/k/a Hankersen International Corp.) and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

During the year ended December 31, 2005, Hanxin acquired a 75% equity interest of Cork Import and Export Co. Ltd. (“CIE”), a PRC corporation engaged in the cork trading business.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China and oversea customers in India, the United States of America, Germany and Japan through the distributors or agents..

c)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2010 and 2009 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

d)	Revenue recognition

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

e)	Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation for the three months ended March 31, 2010.

f)	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

In January 2010, FASB amended ASC 820, "Disclosures about Fair Value Measurements." The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB amended "Financial Reporting by Enterprises Involved with Variable Interest Entities." The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this rule does not  have a material impact on its financial statements.

2.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history. Management of the Company actively sought to increase collections of accounts receivable during the first quarter of 2010. As a result, the Company’s accounts receivable balance decreased as of March 31, 2010. As of March 31, 2010 the accounts receivable balance was $5,363,934 (equivalent to RMB36,613,569).

The Company’s subsidiary, Hanxin, maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to an increase in accounts receivable from a major customer as well as new customers. Consequently, in order to increase the reserve to the necessary 5% and 0.5% levels at March 31, 2010 and 2009, the Company recognized a provision for bad debts recoveries equal to $3,514 and $808, respectively

The accounts receivable amounts included in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Shaanxi Shuta Cork Products Co., Ltd	$335,748	$478,940
Distributors who had owed the Company more than
USD146,501 (equivalent to RMB1 million)	2,259,236	1,951,810
Distributors or Customers who had owed the Company
equal or less than USD146,501 (equivalent to RMB1 million)	2,768,950	3,014,748
Sub-total	5,363,934	5,445,498
Less: Allowance for doubtful accounts	265,789	269,259
Total Accounts receivable, net	$5,098,145	$5,176,239

The total amounts sold to the customers who had a balance of accounts receivable more than $146,501 (equivalent to RMB1 million) were $1,887,610 and $121,188 for the three months ended March 31, 2010 and 2009, respectively. They were represented 51.9% and 13.4% of total sales in the three months ended March 31, 2010 and 2009.Except for Sichuan Hanxin, none of the customers accounted for more than 10% of total sales for the three months ended March 31, 2010 and 2009, respectively. -

Accounts receivable aging as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Less than 90 days	$1,372,986	$3,778,740
91days-180days	3707,950	1,606,436
181days-365days	282,998	-
More than 365days	-	60,322
Total	$5,363,934	$5,445,498

The Company’s accounts receivable with ages of less than 90 days represented approximately 26% and 69% of the total receivables as of March 31, 2010 and December 31, 2009, respectively

Accounts receivable turnover for the three months ended March 31, 2010 and 2009 consisted of the following:

	For Three Months Ended March 31,
	2010	2009
Accounts receivable turnover	0.17	0.06

Since there were significantly increased credit sales, and the increased credit sales amounts were significantly greater than the average accounts receivable increased amount in the first quarter of 2010 as compared to the same period of 2009, the accounts receivable turnover figure for the three months ended March 31, 2010 was greater than the turnover in the same period of 2009.

3.	INVENTORIES

The barks and wood particles are the primary raw materials utilized to manufacture cork planks. The wood particles consist of grinded barks.  During the course of manufacture, the Company makes use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchases barks and wood particles in advance in order to ensure production. Moreover, the barks are usually picked in autumn.  In order to have sufficient raw materials, the Company purchased a significant amount of barks and wood particles as of March 31, 2010.

On October 15, 2009, in order to expand output, the Company entered into an agreement with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to build a production line for manufacturing cork floor planks in Sichuan Province.  Pursuant to the agreement, the Company would provide a set of production equipment, prepay raw materials, provide secondary raw materials to Sichuan Hanxin and have the exclusive right to sell the cork floor products produced from this production line. Sichuan Hanxin would provide the workshop and supplementary equipment.  Sichuan Hanxin shall be responsible for the production of cork floor products in accordance with the quality specifications and standards set by the Company. Therefore, in order to fulfill the agreement, the Company purchased a significant amount of secondary raw materials as of December 31, 2009

In January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials in amount of $1,387,206 (equivalent to RMB 9,468,901). Pursuant to the agreement, Sichuan Hanxin purchased the secondary raw materials to manufacture cork floors products for the Company. As of March 31, 2010, Sichuan Hanxin paid    $1,167,847 to the Company for the raw materials it purchased during the first quarter 2010. See more information in Note 4.

Inventories as of March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials
Tree skins	$1,884,989	$2,026,925
Wood Particles	461,919	1,097,599
Secondary raw materials	437,425	1,639,893
Other raw materials	44,654	29,188
Subtotal	2,828,987	4,793,605
Work in progress	110,491	202,495
Finished goods	1,017,034	961,765
Packaging and other	2,381	13,474
Total	$3,958,893	$5,971,339

Inventories turnover for the three months ended March 31, 2010 and 2009 consisted of the following:

	For Three Months Ended March 31,
	2010	2009
Inventories turnover	0.58	0.26

As of March 31, 2010, there were almost equal amount of increased in raw materials inventories and cost of sales as compared to the same period of 2009. Therefore, the inventories turnover figure for the three months ended March 31, 2010 was greater than the amount in the same period of 2009.

4.	SPECIAL TRANSACTIONS TO SICHUAN HANXIN

During the first quarter of 2010, the Company sold secondary raw materials to Schuan Hanxin. The amount of sales listed below:

	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Total revenues	$3,634,641	$902,504
Revenues from Sichuan Hanxin	1,185,371	-
Total revenues excluded Sichuan Hanxin	$2,449,270	$902,504

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Total accounts receivable	$5,363,934	$5,445,498
Accounts receivable from Sichuan Hanxin	219,359	-
Total accounts receivable excluded Sichuan Hanxin	5,144,575	5,445,498

The general VAT tax rate of 17% was applicable by the Company for three months ended March 31, 2010 and 2009. The total revenues were represented in the amount excluding VAT, whereas, the accounts receivable were represented in the amount including VAT. In addition, the functional currencies of the Company’s PRC subsidiaries are  Chinese Yuan, the accounts receivable were translated into U.S dollars by using period-end rates whereas the total revenues were translated into U.S dollars by using average rates.

5.	ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. In order to acquire sufficient tree skins and ensure production, the Company generally signs purchase agreements with unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of March 31, 2010, most of these advances were outstanding for less than six months.  The Company did not incur losses in connection with advances to suppliers as of March 31, 2010.  As such, the Company has not recorded an allowance for advances to suppliers for the three months ended March 31, 2010, and the net amount of advances to suppliers was $ 3,717,048 as of March 31, 2010 and $2,468,733 as of December 31, 2009.

6.	LOAN TO UNRELATED PARTY

In September 2009 the Company made an unsecured loan to Xian Tianlun Bath Co., Ltd (“Xian Tianlun”) in the amount of RMB 0.2 million (equivalent to $29,300) for the period from September 27, 2009 to September 26, 2010 with an interest rate of 7% per year.

7.	PROPERTY AND EQUIPMENT-NET

As of March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

		March 31, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Buildings and improvements	30-35	$1,551,847	$1,551,588
Manufacturing equipments	1-8	1,598,995	1,598,728
Office furniture and equipments	5	31,126	31,120
Vehicle	8	12,520	12,518
Machinery improvements	3	80,576	80,563
Subtotal		3,275,064	3,274,517
Less: Accumulated depreciation		991,542	935,210
Total		$2,283,522	$2,339,307

For the three months ended March 31, 2010 and 2009, depreciation expenses amounted to $56,162 and $46,127 respectively.

8.	DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who handled the negotiations for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,021,717 (equivalent to RMB 13,800,000) to the agent as of March 31, 2010, and the same deposit was valued at $2,021,380 (equivalent to RMB 13,800,000) as of December 31, 2009. The agency agreement has no firm commitment on the purchase but it stated a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. Due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009. Pursuant to the terms of such agreement, the agreement was extended and as a result, Hanxin expects to fully collect the deposit which it had paid to the agent if the purchase is not completed by June 30, 2010.  However, there is no assurance that the deposits will be returned to Hanxin by then.

9.	DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin was not to exceed $2,930,025 (RMB20 million) based upon the agreement. As of March 31, 2010, Hanxin had paid a $1,362,462 (equivalent to RMB9.3 millions) deposit to Sichuan Hanxin. Hanxin anticipates applying the deposited amount to payments for raw materials if the acquisition does not occur.

On September 20, 2009, Hanxin entered into an agreement with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be between 120% and 150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin. The amount of the premium over the net asset value is subject to agreement by the parties, but shall not exceed 150%. Exercise of the option is subject to a satisfactory financing arrangement, due diligence and requisite corporate approvals. In the event that any of the closing conditions are not satisfied by September 20, 2010, the agreement will terminate and the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,465,013). According to the agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  As of March 31, 2010, Hanxin had paid a deposit of $1,362,462 (equivalent to RMB9.3 millions) to Sichuan Hanxin.

10.	NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure a sufficient raw material production base, the Company plans to purchase the right to use a parcel of land of planting oak from Shaanxi Shuta Cork Products Co., Ltd (“Shuta”)  in the Baoji district Shaanxi Province of the PRC in 2007 (oak leather is used to produce the company's main raw material).  The Company prepaid RMB10 million (equivalent to $1,465,013) to Shuta. However, the Company terminated the agreement with Shuta in August, 2008.  The deposit was refunded to the Company in August and September 2008.   In the first quarter of 2009 the Company terminated the land use right purchase deal with Shuta. In 2008, based upon Hanxin’s sale and manufacturing strategies Shuta opened cork retail chain stores exclusively selling Hanxin’s products. In 2008 Hanxin was not able to achieve its 500,000 square meters floor and board production plan and delayed purchase orders from Shuta. Accordingly, Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing an important distribution channel, Hanxin loaned RMB10 million (equivalent to $1,465,013) to   Shuta for a one year term commencing October 27, 2008.  This loan is non-interest bearing and unsecured.  On October 28, 2009, Hanxin signed a new loan agreement with Shuta  extending the term of the loan from October 27, 2009 to October 27, 2011.

Hanxin would like to purchase the land use right in Baoji District Shaanxi Providence from Shaanxi Shuta as soon as it obtains sufficient financing. Hanxin believes that the price of the land is rising and needs the land use right for Portugal type production of cork trees. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shuta to express its desire to acquire 7,000 Mu (equal to 4,669,000 square meters) land use rights on or before October 20, 2011 for a purchase price of RMB37.8 million, The purchase price is the same amount as provided in the prior agreement. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,465,013) that Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that if Hanxin does not purchase the land by October 20, 2011, Shuta will not repay the RMB10 million loan and the parties will have no further obligation to each other. Accordingly, the Company reclassified all of these loan amounts as Non-Refundable deposits for the purchase of land use right commencing as of October 20, 2009.

Even though Shuta is one of major customers of Hanxin for the three months ended March 31, 2010 and in year ended December 31, 2009, the total amounts sold to Shuta during the first quarter of 2010 and in year 2009  only represented 1.58% and 2.63% of total sales of Hanxin, for the three months ended March 31, 2010 and in the year ended December 31, 2009, respectively. Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Shuta is not subject to common control or common significant influence. Accordingly, Shuta is not deemed a related party of the Company for the three months ended March 31, 2010 and the year ended December 31, 2009.

11.	INVESTMENT PROPERTIES – NET

On September 27, 2001, the Company purchased certain investment entertainment facilities called YuLerYuan Resort which included certain buildings, machinery, equipment, and the right to use a parcel of land of approximately 10,360.3 square meters for 40 years. The purchase price of the land use right is being amortized over the term of the right while other facilities are being depreciated over the estimated life of properties. The Company renovated the space and built an additional student dormitory in 2007. The construction was completed in June 2008. Although the construction had been completed, Hanxin did not acquire the occupation certificates and ownership certificates with respect to the dormitory. Hanxin expects to receive these certificates by the third quarter of 2010. However, there is no assurance that the certificates will beobtained. The YuLerYuan Resort including the new student dormitory was leased for $21,970 (equivalent to RMB150,000) per month to the university nearby YuLerYuan Resort and this agreement was renewed on March 1, 2010, and was extended to February 28th, 2011.

As of March 31, 2010 and December 31, 2009, Investment Properties consisted of the following

		March 31, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Depreciation Properties:
Buildings and improvements	28	$919,650	$919,497
Student dormitory	30	2,421,025	2,420,619
Machinery and equipments	5	26,263	26,259
Subtotal		3,366,938	3,366,375
Less: Accumulated depreciation		417,070	388,594
Total depreciation properties		2,949,868	2,977,781

Amortization Property:
Land use right	40	204,009	203,975
Less: Accumulated amortization		43,352	42,070
Total amortization properties		160,657	161,905
Total Investment Properties, Net		$3,110,525	$3,139,686

For the three months ended March 31, 2010 and 2009, depreciation and amortization expenses for these investment entertainment facilities amounted to $29,679 and $29,640, respectively.

The amortization expenses of land use right for the next five years are as follows:

For the Quarter Ending March 31,	Amount
2011	$5,099
2012	5,099
2013	5,099
2014	5,099
2015	5,099

12.	INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,051,018 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

13.	INTANGIBLE ASSETS-NET

During the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang for no consideration,. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,219 (equivalent to RMB28,800). As of March 31, 2010 and December 31, 2009, intangible assets, less accumulated amortization consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Intangible assets	$4,219	$4,219
Less: Accumulated amortization	557	477
Total	$3,662	$3,742

For the three months ended March 31, 2010 and 2009, amortization expense amounted to $80 and $79 respectively.

The amortization expenses for the next five years are as follows:

For the Quarter Ending March 31,	Amount
2011	$318
2012	318
2013	318
2014	318
2015	318

14.	LOAN PAYABLE

Loan payable as of March 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 20010	December 31, 2009
	(Unudited)	(Audited)
Commencing September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,321) as of December 31, 2009. The interest rate of these loans is 7.4% per year, and are due during the first quarter of 2010	$-	$215,321
Total Loan Payable	$-	$215,321

15.	CONVERTIBLE NOTES

In June 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes matured in June 2009 and bore interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 ("Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

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

Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. The interest payable s has been accrued and recorded as of March 31, 2010 and December 31, 2009. However, the extension of the due date for the notes is still under negotiation as of May 10, 2010. There can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension.

Since the warrants issued with convertible notes are basically long-term options to buy common stock at a fixed price, the Company allocated the proceeds from the offering of convertible promissory notes and common stock purchase warrants between the two securities utilizing the  incremental method, The difference between the market price of the common stock on the issuance date of the warrants and the warrant  exercise price of $0.228  has been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $279,386 as of March 31, 2010 and December 31, 2009, respectively.

If the investors exercise the warrants, the Company will reflect the proceeds received and increase “Additional Paid-in Capital – Stock Warrant”, and “Common Stock” and “Additional Paid-in Capital in Excess of Par”. However, if the investors do not exercise the warrants, the Company will reduce “Additional Paid-in Capital –Stock Warrant” for $279,386, and increase “Additional Paid-In Capital from Expired Warrants” for a like amount.

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

Per PRC Income Tax Law, any new foreign owned corporation is exempt from income tax for the first two years of existence, and then receives a 50% exemption of income tax for the next three years if it is a non high-tech corporation or 15% tax rate for corporation qualified by State Science and Technology Commission as "High Tech Manufacturing Enterprise" located in State "High Tech Zone" approved by China State Council. Hanxin is qualified as a High Tech Manufacturing Enterprise. Based on this regulation, Hanxin was exempt from income tax in 2003 and 2004 and its income has been subject to a 15% tax starting from January 1, 2005. CIE is not “High Tech Manufacturing Enterprise”, thus its income is subject to 33% tax rate. Commencing January 2008,  CIE’s income is subject to a 25% tax rate.

On March 31, 2010 and December 31, 2009, taxes payable consisted the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$367,499	$144,664
Corporate income tax provision	416,704	373,542
Local taxes and surcharges	31,590	12,973
Franchise tax	3,214	3,214
Total	$819,007	$534,393

The deferred income taxes assets results from a loss on disposition of fixed assets that are not deductible and bad debt allowance which is deductible when the bad debt is incurred

The components of the provisions for income taxes were as follows:

	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current taxes:
Current income taxes in P.R. China	$43,099	$958
Deferred taxes benefits	(5,732)	1,866
Total provision for income taxes	$37,367	$2,824

The following is a reconciliation of the statutory taxes rate to the effective taxes rate for the three months ended March 31, 2010 and 2009:

	For Three Months Ended March 31,
	2010	2009
U.S. statutory corporate income taxes rate	34%	34%
PRC taxes rate difference	(9%)	(9%)
Net effect of taxes exemption/non-taxable income/non-deductible expenses	(12%)	(27%)
Valuation allowance	1%	-
Effective taxes rate	14%	(2%)

The taxes effect of temporary differences that give rise to the Company’s deferred taxes assets as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred income taxes assets:
Bad debt allowance	$39,868	$40,389
Loss on disposition of fixed assets	15,502	17,266
Loss carry forward	8,028	-
Total deferred income taxes assets	$63,398	$57,655

Reported as:
Current deferred income taxes assets	$9,806	$3,064
Long-term deferred income taxes assets	53,592	54,591
Net deferred income taxes assets	$63,398	$57,655

17.	DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and do not have a set repayment date.  As of March 31, 2010 and December 31, 2009, the total net amounts due to the stockholders/officers were $177,611 and $177,582, respectively which represented the net amounts lent by Mr. Pengcheng Chen, the Chief Executive Officer of the Company, to the Company.

18.	STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company’s common stock and (ii) 1,000 shares of the Company’s Series A Preferred Stock, which were converted into 177,185,642 shares of the Company’s common stock, without taking into effect a reverse stock split as described below.

In November 2005, the Company filed and circulated to its shareholders the Information Statement which permitted the Company, among other things, to (i) amend its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 shares; (ii) approve a one for six reverse split, (iii) approve a stock option, SAR and stock bonus plan for the directors, officers, employees and consultants of the Company. A certificate of amendment officially increasing the authorized shares of common stock and approving the reverse stock split was filed with the State of Delaware on December 13, 2005.

On September 1, 2006, the 1,000 shares Series A preferred stock were converted into 29,530,937 shares of the Company’s common stock. Subsequently, the Company issued an additional 118,123 shares in October 2006 to reflect an under-issuance to a stockholder of the shares of common stock issuable upon conversion of the preferred stock As a result the total amount of issued and outstanding shares of the Company’s common stock was 35,413,850 as of June 30, 2008.

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of March 31, 2010.

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

19.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended March 31,
	2010	2009
Basic:	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) for basic calculation	$210,050	$(113,541)
Denominator:
Weighted average common shares	35,663,850	35,663,850
Denominator for basic calculation	35,663,850	35,663,850
Net income (loss) per share — basic	$0.01	$(0.00)

Diluted:
Numerator:
Net income (loss) for basic calculation	$210,050	$(113,541)
Effect of dilutive securities issued	40,606	98,015
Net income (loss) for diluted calculation	$250,656	$(15,526)
Denominator:
Denominator for basic calculation	35,663,850	35,663,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	3,070,175
Warrants	1,535,088	-
Denominator for diluted calculation	40,269,113	38,734,025
Net income (loss) per share — diluted	$0.01	$(0.00)

20.	COMMITMENTS

The Company leases its office space, and production facilities and lands under operating lease agreements that are expiring on December 31, 2010 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of March 31, 2010.

For the Quarter Ending March 31,	Amount
2010	$165,339
2011	52,728
2012	17,576
2013	17,576
2014	17,576
Thereafter	572,687
Total minimum rental payments required	$843,482

Rent and properties maintenance expenses amounted to $47,790 and $29,118 for the three months ended March 31, 2010 and 2009, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of March 31, 2010.

For the Quarter Ending March 31,	Amount
2011	$351,522
2012	15,623
Total minimum rental payments required	$367,145

Patent lease expenses amounted to $87,880 and $87,767 for the three months ended March 31, 2010 and 2009, respectively.

21.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the three months ended March 31, 2010 and 2009, except for special sales to Sichuan Hanxin, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
Three Months Ended March 31,	Major Suppliers	Suppliers	of Total
2010	$435,272	3	87.50%
2009	$119,480	2	76.60%

Geographical Risks:

Substantially all of the Company’s operations are carried out through its subsidiaries located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the economy of the PRC. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, changes in the PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2010 and 2009, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2010.

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

On July 11, 2008, the Company's wholly owned subsidiary, Asia Cork Inc. was merged into the Company as approved by the Board of Directors. The Company was the survivor of the merger and assumed the name of its wholly owned subsidiary following the merger and now operates under the name Asia Cork Inc. The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB.”

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)	(Decrease)/Increase	%
Revenues	$3,634,641	$902,504	$2,732,137	302.73%
Cost of Goods Sold	2,875,512	689,587	2,185,925	316.99%
Gross Profit	759,129	212,917	546,212	256.54%
Gross Profit Percentage	20.89%	23.59%
Operating Expenses
Selling expenses	163,467	125,973	37,494	29.76%
Bad debt (recoveries)	(3,514)	(808)	(2,706)	334.99%
Research & development costs	109,851	-	109,851	0%
General and administrative expense	208,508	114,282	94,226	82.45%
Total Operating Expenses	478,312	239,447	238,865	99.76%
Income (Loss) From Operations	280,817	(26,530)	307,347	-1158.49%
Other Income (Expense or Loss)
Interest (expense), net	(44,225)	(114,384)	70,159	-61.34%
Other income, net	32,606	24,725	7,881	31.87%
Loss on disposal of inventories	(1,974)	-	(1,974)	0%
Total Other Expense or Loss	(13,593)	(89,659)	78,040	-87.04%
Income (Loss) from Continuing Operations Before Taxes	267,224	(116,189)	383,413	-329.99%
Income Tax Provision	37,367	2,824	34,543	1223.19%
Net Income (Loss) Before Noncontrolling Interest	229,857	(119,013)	348,870	-293.14%
Less: Net income (loss) attributable to the noncontrolling interest	19,807	(5,472)	25,279	-461.97%
Net Income (Loss) Attributable to Asia Cork Inc.	$210,050	$(113,541)	323,591	-285.00%

Revenues

For the three months ended March 31, 2010, our revenues were $3,634,641 as compared to $902,504 for the three months ended March 31, 2009, an increase of $2,732,137 or 302.73%. The primary reason for the increase was adverse market conditions for home and commercial renovations in the first quarter of 2009 as compared to the first quarter of 2010.  In the first quarter of 2009 we increased sales of major finished goods (wood materials, floors and boards) as compared to the first quarter of 2009. In addition, we sold  secondary raw materials in  the amount of $1,185,371 to Sichuan Hanxin during the first quarter of 2010. No such sales were made in the first quarter of 2009.

Cost of Sales and Gross Profit

For the three months ended March 31, 2010, cost of sales amounted to $2,875,512 or 79.1% of net revenues as compared to cost of sales of $689,587 or 76.41% of net revenues for the three months ended March 31, 2009. Gross profit for the three months ended March 31, 2010 was $759,129 or 20.89% of revenues, as compared to $212,917 or 23.59% of revenues for the three months ended March 31, 2009. The gross margin decreased primarily as a result of a low margin sale of secondary raw materials to Sichuan Hanxin. In addition we raised employee salaries commencing in October 2009. As a result, our unit costs increased for the three months ended March 31, 2010 as compared to the same period of 2009.

Operating Expenses

For the three months ended March 31, 2010, total operating expenses were $478,312 as compared to $239,447 for the three months ended March 31, 2009, an increase of $238,865 or 99.76%. This increase was attributable to an increase in selling expenses and freight costs associated with our increased revenue. The amount of the potential increase was reduced by a change in the commission rate from 10% to 2% in the fourth quarter of 2009. The increase in general and administrative expenses was primarily attributable to increases in  employees salaries, professional fees and legal fees that increased in the first quarter of 2010 as compared to the first quarter of 2009.

For three months ended March 31, 2010, bad debt reserve amounted to $3,514 as compared to $808 for three months ended March 31, 2009, an increase of $2,706 or 334.99%. The reason for the increase is primarily attributable to an increase in bad debt allowance from 0.5% to 5% of the outstanding accounts receivable commencing from July 2009.

For three months ended March 31, 2010, research and development costs amounted to $109,851. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)

For the three months ended March 31, 2010, other expense, net, amounted to $13,593 as compared to other expense net of $89,659 for the three months ended March 31, 2009, a decrease of $78,040 or 87.04%. Other income for the three months ended March 31, 2010 and 2009 is related to the income received from the leasing of our Yu Ler Yuan Resort.

For the three months ended March 31, 2010, net interest expense was $44,225 as compared to net interest expenses of $114,384 for three months ended March 31, 2009, a decrease of $70159, or 61.34%. This decrease was primarily attributable to the full amortization of the discount through June 2009 on $700,000 of convertible debt and common stock purchase warrants issued in June 2008.  The decreased interest expenses were partially offset by an increased interest rate of 24% applied to the convertible notes commencing in the third quarter of 2009. The rate was increased as a result of the Company’s inability to pay the convertible notes when due on their original maturity dates in June 2009.

Income Tax

Net income taxes expense increased by$34,543 to $37,367 for the three months ended March 31, 2010 as compared to $2,824 for the three months ended March 31, 2009. This increase was primarily due to an increase in net income before income taxes in the first quarter of 2010 as compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash and equivalents plus accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $769,406 from  $9,665,058 as of December 31, 2009 to $8,895,652 as of March 31, 2010. The decrease was primarily due to a decrease in inventories and accounts receivable in the amount of $2,012,446 and $78,094 during the current year, respectively.

Cash provided by operating activities was $1,450,475 for the three months ended March 31, 2010 as compared to ($4,768) used for the three months ended March 31, 2009. The increase in cash provided by operating activities for the three months ended March 31, 2010 was a result of an increase of net income and reduced inventories.

Financing activities for the three months ended March 31, 2010 was ($215,321) of net cash used.  There was no such use of cash during the three months ended March 31, 2009. The use of cash for the three months ended March 31, 2010 was primarily attributable to repayment of a loan from an unrelated party.

In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. Upon the closing of a financing of at least $2,000,000, the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of common stock sold in such financing.  Each holder also has the option to either be paid the principal and interest due under the promissory note or, convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of such financing through the fourth anniversary of the consummation of such financing (the "Financing Expiration Date"). Since the financing  did not occur within 12 months of the issuance of the warrants, each warrant is exercisable for the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228, at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of March 31, 2010. The promissory notes are secured by common stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. The holders have not sought to take possession of such collateral to date.  The Company and the holders of the promissory notes and warrants are negotiating the satisfaction of the Company’s obligations under the promissory notes and warrants  In the event that such negotiations fail, the Company believes it would have sufficient cash or cash equivalents to repay the promissory notes should the holders demand payment.

With approximately $10.9 million of net working capital (total current assets less total current liabilities), improvements in our collections of accounts receivable and positive cash flow from operations as of March 31,  2010. As a result, we believe we have sufficient resources to finance our operations for the coming year.

Since the Company’s PRC operation subsidiaries, Xian Hanxin Technology Co., Ltd. ("Hanxin") and Cork Import and Export Co. Ltd (“CIE”) have not paid or declared any dividends on their common stock within the past three years and do not foresee doing so in the foreseeable future.  Hanxin and CIE intend to retain any future earnings for the operation and expansion of their business in the PRC.  Any decision as to future payment of dividends will depend on the future available earnings, the capital requirements of Hanxin and CIE, their general financial condition and other factors deemed pertinent by the Board of Directors.  In addition, as discussed below, there are restrictions on the ability of our Chinese operating subsidiaries to pay dividends due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulated amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of a liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China, all of our revenue and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulations in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiaries could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. The funds of Hanxin and CIE may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

INFLATION

During the period under review, inflation did not have a material impact on our financial performance.

Web Site Access to Our Periodic SEC Reports
You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Room 1580, Washington D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information we filed electronically

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Changes in Internal Control Over  Financial  Reporting.  During the most recent year ended December 31, 2009, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.    (REMOVED AND RESERVED)

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

ASIA CORK INC.

Date: May 13, 2010	By:	/s/Pengcheng Chen
Pengcheng Chen,
Chief Executive Officer
(Principal Accouting Officer)

	By:	/s/ Yi Tong
Yi Tong,
Chief Financial Officer
(Principal Executive Officer)