Form 10-Q
period 2010-06-30
Asia Cork Inc.
filed 2010-08-16
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-30115

 ASIA CORK INC.
(Exact name of Small Business Issuer as specified in its charter.)

DELAWARE	13-3912047
(State of other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

3rd Floor, A Tower of Chuang Xin
Information Building
No. 72 Second Keji Road, Hi Tech Zone, Xi’An, Shaanxi 710075 P.R. CHINA
(Address of principal executive offices, including zip code)

(011) 86-13301996766
(Issuer’s telephone number, including area code)
_________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 13, 2010 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
Assets:	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$1,118,149	$49,949
Accounts receivable, net of allowance for doubtful accounts of
$430,875 and $269,259, respectively	8,230,529	5,176,239
Inventories	9,242,944	5,971,339
Advance to suppliers	2,151,821	2,468,733
Loan to unrelated party	29,492	29,295
Deferred income taxes assets	9,080	3,064
Prepayments and other current assets	31,174	130,065
Total Current Assets	20,813,189	13,828,684

Property and Equipment - Net	2,235,184	2,339,307
Construction in Progress	584,449	-
Deposit for Purchase of Fixed Assets	-	2,021,380
Deposit for Acquisition	1,371,390	1,362,234
Non-Refundable Deposit for Purchase of Land Use Right	1,474,613	1,464,768
Investment Properties - Net	3,101,029	3,139,686
Investment - At Cost	2,064,458	2,050,675
Intangible Assets- Net	3,607	3,742
Deferred Income Taxes Assets	77,997	54,591
Total Assets	31,725,916	26,265,067
Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	4,883,965	1,532,469
Loan payable	-	215,321
Convertible note, net	700,000	700,000
Customer deposits	107,341	10,112
Taxes payable	959,070	534,393
Due to stockholder/officer	178,775	177,582
Other current liabilities	-	22,528
Total Current Liabilities	6,829,151	3,192,405
Total Liabilities	6,829,151	3,192,405
Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital-stock warrant	279,386	279,386
Reserve funds	3,055,675	2,808,865
Retained earnings	12,012,494	10,740,044
Accumulated other comprehensive income	2,828,361	2,657,741
Total Asia Cork Inc. Stockholders' Equity	22,664,928	20,975,048
Noncontrolling Interest	2,231,837	2,097,614
Total Equity	24,896,765	23,072,662
Total Liabilities and Equity	$31,725,916	$26,265,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$7,799,106	$6,003,271	$11,433,747	$6,905,775
Cost of Goods Sold	5,314,297	3,861,118	8,189,809	4,550,705
Gross Profit	2,484,809	2,142,153	3,243,938	2,355,070

Operating Expenses
Selling expenses	426,856	789,140	590,323	915,113
Bad debt (recoveries)	162,283	5,338	158,769	4,530
Research & development costs	27	-	109,878	-
General and administrative expense	206,037	158,153	414,545	272,435
Total Operating Expenses	795,203	952,631	1,273,515	1,192,078

Income From Operations	1,689,606	1,189,522	1,970,423	1,162,992

Other Income (Expense)
Interest (expense), net	(41,109)	(102,981)	(85,334)	(217,365)
Other income , net	32,638	27,775	65,244	52,500
Loss on disposal of inventories	-	-	(1,974)	-
Total Other Expense	(8,471)	(75,206)	(22,064)	(164,865)

Income from Continuing Operations Before Taxes	1,681,135	1,114,316	1,948,359	998,127
Provision for Income Taxes	257,509	180,376	294,876	183,200

Net Income Before Noncontrolling Interest	1,423,626	933,940	1,653,483	814,927

Less: Net income attributable to the noncontrolling interest	114,416	78,948	134,223	73,476

Net Income Attributable to Asia Cork Inc.	$1,309,210	$854,992	1,519,260	741,451

Earnings Per Share - Basic and Diluted:
- Basic	$0.04	$0.02	$0.04	$0.02
- Diluted:	$0.03	0.02	0.04	0.02

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,663,850	35,663,850	35,663,850
- Diluted:	40,269,113	38,734,025	40,269,113	38,734,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$1,519,260	$741,451
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization	178,601	149,497
Bad debt adjustment	158,769	4,530
Loss on disposal of inventories	1,974	-
Net income attributable to noncontrolling interest	134,223	73,476
Deferred income tax benefits	16,933	3,596
Consulting fees adjusted from deferred	-	19,680
Interest expenses for discount on convertible note	-	130,649
Changes in operating assets and liabilities
Accounts receivable	(3,158,079)	(766,034)
Inventories	(3,211,869)	636,942
Advance to suppliers	331,278	(722,379)
Prepayments and other current assets	99,099	(44,679)
Accounts payable and accrued expenses	3,341,265	407,694
Customer Deposit	96,512	-
Taxes payable	418,274	297,705
Other current liabilities	(22,528)	(14,499)
Net Cash (Used in) Provided by Operating Activities	(96,288)	917,629
Cash Flows From Investing Activities Proceeds from withdraw deposit for purchase of fixed assets	2,021,380	-
Payment for construction in progress	(584,449)	-
Net Cash Provided by Investing Activities	1,436,931	-
Cash Flows From Financing Activities:
Repayment to the loan	(215,321)	(439,722)
Net Cash Used in Financing Activities	(215,321)	(439,722)

Net Increase in Cash and Equivalents	1,125,322	477,907
Effect of Exchange Rate Changes on Cash	(57,122)	(3,788)
Cash and Equivalents at Beginning of Period	49,949	23,605
Cash and Equivalents at End of Period	$1,118,149	$497,724

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$7,260	$27,840
Income taxes paid	$314,752	$134,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

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

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company's revenues from the sale of products are recognized when reception and inspection of goods are finalized by clients, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of its products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

e)	Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation for the six months ended June 30, 2010.

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

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history. During the second quarter of 2010, the payment to the Company by its major customers was extended to nine months in order to expand its revenues.  For the six months ended June 30, 2010  the total revenues resulted from a combination of increased orders by existing and new clients as the Company continued to successfully increase sales to customers and expand its customer base, the Company’s accounts receivable balance increased significantly as of June 30, 2010. As of June 30, 2010 the accounts receivable balance was $8,661,404 (equivalent to RMB58,736,789).

The Company’s subsidiary, Hanxin, maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to an increase in accounts receivable from major customers as well as new customers. Consequently, in order to increase the reserve to the necessary 5% and 0.5% levels at June 30, 2010 and 2009, the Company recognized a provision for bad debts expenses equal to $158,769 and $4,530, respectively

The accounts receivable amounts included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Shaanxi Shuta Cork Products Co., Ltd	$486,711	$478,940
Distributors who had owed the Company more than
USD147,461 (equivalent to RMB1 million)	5,551,511	1,951,810
Distributors or Customers who had owed the Company
equal or less than USD147,461 (equivalent to RMB1 million)	2,623,182	3,014,748
Sub-total	8,661,404	5,445,498
Less: Allowance for doubtful accounts	430,875	269,259
Accounts receivable, net	$8,230,529	$5,176,239

The total amounts sold to the customers who had a balance of accounts receivable more than $147,461 (equivalent to RMB1 million) were $5,663,821 and $1,119,972 for the six months ended June 30, 2010 and 2009, respectively. They represented 49.5% and 16.2% of total sales in the six months ended June 30, 2010 and 2009. Except for Sichuan Hanxin, none of the customers accounted for more than 10% of total sales for the six months ended June 30, 2010 and 2009, respectively.

Accounts receivable aging as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Less than 90 days	$4,252,666	$3,778,740
91days-180days	1,339,124	1,606,436
181days-365days	3,069,614	-
More than 365days	-	60,322
Total	$8,661,404	$5,445,498

The Company’s accounts receivable with ages of less than 90 days represented approximately 49% and 69% of the total receivables as of June 30, 2010 and December 31, 2009, respectively

Accounts receivable turnover for the six months ended June 30, 2010 and 2009 consisted of the following:

	For The Six Months Ended June 30,
	2010	2009
Accounts receivable turnover	0.65	0.37

Since there were significantly increased credit sales, and the increased credit sales amounts were significantly greater than the average accounts receivable increased amount in the first two quarter of 2010 as compared to the same period of 2009, the accounts receivable turnover figure for the six months ended June 30, 2010 was greater than the turnover in the same period of 2009.

3.	INVENTORIES

The barks and wood particles are the primary raw materials utilized to manufacture cork planks. The wood particles consist of grinded barks.  During the course of manufacture, the Company makes use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchases barks and wood particles in advance in order to ensure production. Moreover, the barks are usually picked in autumn.  In order to have sufficient raw materials, the Company purchased a significant amount of barks and wood particles as of June 30, 2010.

On October 15, 2009, in order to expand output, the Company entered into an agreement with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to build a production line for manufacturing cork floor planks in Sichuan Province.  Pursuant to the agreement, the Company would provide a set of production equipment, prepay raw materials, provide secondary raw materials to Sichuan Hanxin and have the exclusive right to sell the cork floor products produced from this production line. Sichuan Hanxin would provide the workshop and supplementary equipment.  Sichuan Hanxin shall be responsible for the production of cork floor products in accordance with the quality specifications and standards set by the Company. Therefore, in order to fulfill the agreement, the Company purchased a significant amount of secondary raw materials as of December 31, 2009

In January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials in amount of $1,396,297 (equivalent to RMB 9,468,901). Pursuant to the agreement, Sichuan Hanxin purchased the secondary raw materials to manufacture cork floors products for the Company. As of June 30, 2010, Sichuan Hanxin paid $1,175,500 to the Company for the raw materials it purchased during the first quarter 2010. See more information in Note 4.

Inventories as of June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials
Tree skins	$1,620,161	$2,026,925
Wood Particles	953,660	1,097,599
Secondary raw materials	-	1,639,893
Other raw materials	1,531,171	29,188
Subtotal	4,086,992	4,793,605
Work in progress	3,371,553	202,495
Finished goods	1,710,060	961,765
Packaging and other	74,339	13,474
Total	$9,242,944	$5,971,339

Inventories turnover for the six months ended June 30, 2010 and 2009 consisted of the following:

	For The Six Months Ended June 30,
	2010	2009
Inventories turnover	1.08	1.87

In order to ensure productions in the future, inventories of significant raw materials increased as of June 30, 2010 as compared to the same period of 2009 and the total cost of goods sold was significantly less than the average inventories for the six months ended June 30, 2010 as compared to the same period of 2009. Therefore, the inventories turnover figure for the six months ended June 30, 2010 was less than the amount in the same period of 2009.

4.	SPECIAL TRANSACTIONS TO SICHUAN HANXIN

During the six months ended June 30, 2010, the Company sold secondary raw materials to Sichuan Hanxin. The amount of sales listed below:

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total revenues	$11,433,747	$6,905,775
Revenues from Sichuan Hanxin	1,185,671	-
Total revenues excluded Sichuan Hanxin	$10,248,076	$6,905,775

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Total accounts receivable	$8,661,404	$5,445,498
Accounts receivable from Sichuan Hanxin	220,797	-
Total accounts receivable excluded Sichuan Hanxin	8,440,607	5,445,498

The general VAT tax rate of 17% was applicable by the Company for six months ended June 30, 2010 and 2009. The total revenues were represented in the amount excluding VAT, whereas, the accounts receivable were represented in the amount including VAT.   In addition, the functional currencies of the Company’s PRC subsidiaries are Chinese Yuan and the accounts receivable were translated into U.S dollars by using period-end rates whereas the total revenues were translated into U.S dollars by using average rates.

5.	ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. In order to acquire sufficient tree skins and ensure production, the Company generally signs purchase agreements with unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of June 30, 2010, most of these advances were outstanding for less than nine months.  The Company did not incur losses in connection with advances to suppliers as of June 30, 2010.  As such, the Company has not recorded an allowance for advances to suppliers for the six months ended June 30, 2010, and the net amount of advances to suppliers was $ 2,151,821 as of June 30, 2010 and $2,468,733 as of December 31, 2009.

6.	LOAN TO UNRELATED PARTY

In September 2009 the Company made an unsecured loan to Xian Tianlun Bath Co., Ltd (“Xian Tianlun”) in the amount of RMB 0.2 million (equivalent to $29,492).  This loan matures on September 26, 2010 and accrues interest at a rate of 7% per year.

7.	PROPERTY AND EQUIPMENT-NET

As of June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

		June 30, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Buildings and improvements	30-35	$1,562,016	$1,551,588
Manufacturing equipments	1-8	1,609,474	1,598,728
Office furniture and equipments	5	31,330	31,120
Vehicle	8	12,602	12,518
Machinery improvements	3	81,104	80,563
Subtotal		3,296,526	3,274,517
Less: Accumulated depreciation		1,061,342	935,210
Total		$2,235,184	$2,339,307

For the six months ended June 30, 2010 and 2009, depreciation expenses amounted to $119,069 and $90,029 respectively.

8.	CONSTRUCTION IN PROGRESS

The Company built a student dormitory in YuLerYuan Resort in 2007. The construction was completed in June 2008. Although the construction had been completed, as of June 30, 2010, Hanxin had not acquired the occupation certificates and ownership certificates with respect to the dormitory. Since the process for obtaining these certificates in self-constructed building is more complicated than obtaining a certificate for pre-existing structures, in PR China, it has taken the Company longer to process the application. In order to pass the inspection from the authorities, the Company spent additional funds to install fire-fighting equipment in the building during the second quarter of 2010. The installation of fire fighting equipments was not completed until the end of July 2010. The Company expects to receive these certificates by the ended of third quarter 2010. However, there is no assurance that the certificates will be obtained.

9.	DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who handled the negotiations for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits $2,021,380 (equivalent to RMB 13,800,000) as of December 31, 2009. The agency agreement has no firm commitment on the purchase but it stated a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. Due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009. Pursuant to the terms of such agreement, the agreement was extended  and as a result, Hanxin would fully collect the deposit which it had paid to the agent if the purchase was not completed by June 30, 2010.  Since various issues within the factory’s creditors were not resolved during the second quarter of 2010, the agent was unable to fulfill this agreement. Therefore, the deposit was returned to Hanxin in June 2010 by the unrelated agent.

10.	DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin was not to exceed $2,949,226 (RMB20 million) based upon the agreement. As of June 30, 2010, Hanxin had paid a $1,371,390 (equivalent to RMB9.3 millions) deposit to Sichuan Hanxin. Hanxin anticipates applying the deposited amount to payments for raw materials if the acquisition does not occur.

On September 20, 2009, Hanxin entered into an agreement with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be between 120% and 150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin. The amount of the premium over the net asset value is subject to agreement by the parties, but shall not exceed 150%. Exercise of the option is subject to a satisfactory financing arrangement, due diligence and requisite corporate approvals. In the event that any of the closing conditions are not satisfied by September 20, 2010, the agreement will terminate and the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,474,613). According to the agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  As of June 30, 2010, Hanxin had paid a deposit of $1,371,390 (equivalent to RMB9.3 millions) to Sichuan Hanxin.

11.	NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure a sufficient raw material production base, the Company plans to purchase the right to use a parcel of land of planting oak from Shaanxi Shuta Cork Products Co., Ltd (“Shuta”)  in the Baoji district Shaanxi Province of the PRC in 2007 (oak leather is used to produce the company's main raw material).  The Company prepaid RMB10 million (equivalent to $1,465,013) to Shuta. However, the Company terminated the agreement with Shuta in August, 2008.  The deposit was refunded to the Company in August and September 2008.   In the first quarter of 2009 the Company terminated the land use right purchase deal with Shuta. In 2008, based upon Hanxin’s sale and manufacturing strategies Shuta opened cork retail chain stores exclusively selling Hanxin’s products. In 2008 Hanxin was not able to achieve its 500,000 square meters floor and board production plan and delayed purchase orders from Shuta. Accordingly, Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing an important distribution channel, Hanxin loaned RMB10 million (equivalent to $1,474,613) to   Shuta for a one year term commencing October 27, 2008.  This loan is non-interest bearing and unsecured.  On October 28, 2009, Hanxin signed a new loan agreement with Shuta extending the term of the loan from October 27, 2009 to October 27, 2011.

Hanxin would like to purchase the land use right in Baoji District Shaanxi Providence from Shaanxi Shuta as soon as it obtains sufficient financing. Hanxin believes that the price of the land is rising and needs the land use right for Portugal type production of cork trees. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shuta to express its desire to acquire 7,000 Mu (equal to 4,669,000 square meters) land use rights on or before October 20, 2011 for a purchase price of RMB37.8 millions, The purchase price is the same amount as provided in the prior agreement. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,474,613) that Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that if Hanxin does not purchase the land by October 20, 2011, Shuta will not repay the RMB10 million loan and the parties will have no further obligation to each other. Accordingly, the Company reclassified all of these loan amounts as Non-Refundable deposits for the purchase of land use right commencing as of October 20, 2009.

Even though Shuta is one of the major customers of Hanxin, for the six months ended June 30, 2010 and in year ended December 31, 2009, the total amount sold to Shuta only represented 3.95% and 2.63% of total sales of Hanxin, for the six months ended June 30, 2010 and in the year ended December 31, 2009, respectively. Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Shuta is not subject to common control or common significant influence. Accordingly, Shuta is not deemed a related party of the Company for the six months ended June 30, 2010 and the year ended December 31, 2009.

12.	INVESTMENT PROPERTIES – NET

On September 27, 2001, the Company purchased certain investment entertainment facilities called YuLerYuan Resort which included certain buildings, machinery, equipment, and the right to use a parcel of land of approximately 10,360.3 square meters for 40 years. The purchase price of the land use right is being amortized over the term of the right while other facilities are being depreciated over the estimated life of properties. The Company renovated the space and built an additional student dormitory in 2007. The construction was completed in June 2008. Although the construction had been completed, Hanxin did not acquire the occupation certificates and ownership certificates with respect to the dormitory. Hanxin expects to receive these certificates by the third quarter of 2010. However, there is no assurance that the certificates will be obtained. The YuLerYuan Resort including the new student dormitory was leased for $21,976 (equivalent to RMB150,000) per month to the university nearby YuLerYuan Resort and this agreement was renewed on March 1, 2010, and was extended to February 28th, 2011.

As of June 30, 2010 and December 31, 2009, Investment Properties consisted of the following

		June 30, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Depreciation Properties:
Buildings and improvements	28	$925,677	$919,497
Student dormitory	30	2,436,890	2,420,619
Machinery and equipments	5	26,435	26,259
Subtotal		3,389,002	3,366,375
Less: Accumulated depreciation		448,400	388,594
Total depreciation properties, Net		2,940,602	2,977,781

Amortization Property:
Land use right	40	205,346	203,975
Less: Accumulated amortization		44,919	42,070
Total amortization properties, Net		160,427	161,905
Total Investment Properties, Net		$3,101,029	$3,139,686

For the six months ended June 30, 2010 and 2009, depreciation and amortization expenses for these investment entertainment facilities amounted to $59,373 and $59,309, respectively.

The amortization expenses of land use right for the next five years are as follows:

For the Quarter Ending June 30,	Amount
2011	$5,100
2012	5,100
2013	5,100
2014	5,100
2015	5,100

13.	INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,064,458 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

14.	INTANGIBLE ASSETS-NET

During the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang for no consideration. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,219 (equivalent to RMB28,800). As of June 30, 2010 and December 31, 2009, intangible assets, less accumulated amortization consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Intangible assets	$4,247	$4,219
Less: Accumulated amortization	640	477
Total	$3,607	$3,742

For the six months ended June 30, 2010 and 2009, amortization expense amounted to $159 and $159 respectively.

The amortization expenses for the next five years are as follows:

For the Quarter Ending June 30,	Amount
2011	$318
2012	318
2013	318
2014	318
2015	318

15.	LOAN PAYABLE

Loan payable as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Commencing September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,321) as of December 31, 2009. The interest rate of these loans is 7.4% per year, and the term of the debt was from September 24, 2009 till September 24, 2010. The Company only repaid this short-term loans in the first quarter of 2010	$-	$215,321

Total Loan Payable	$-	$215,321

16.	CONVERTIBLE NOTES

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

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note divided by the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. The interest payable s has been accrued and recorded as of June 30, 2010 and December 31, 2009. However, the extension of the due date for the notes is still under negotiation as of August 13, 2010. There can be no assurance that the holders of the convertible notes will agree to extend the due date or the terms of such extension.

Since the warrants issued with convertible notes are basically long-term options to buy common stock at a fixed price, the Company allocated the proceeds from the offering of convertible promissory notes and common stock purchase warrants between the two securities utilizing the  incremental method, The difference between the market price of the common stock on the issuance date of the warrants and the warrant  exercise price of $0.228  has been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $279,386 as of June 30, 2010 and December 31, 2009, respectively.

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

The following is a summary of the status of outstanding warrants as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, January 1, 2010	1,535,088	$0.228	2.5	$-
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2010	1,535,088	$0.228	$2.5	$-

17.	TAX PAYABLE

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

On June 30, 2010 and December 31, 2009, taxes payable consisted the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$532,224	$144,664
Corporate income tax provision	385,047	373,542
Local taxes and surcharges	38,585	12,973
Franchise tax	3,214	3,214
Total	$959,070	$534,393

The deferred income taxes assets results from a loss on disposition of fixed assets that are not deductible and bad debt allowance which is deductible when the bad debt is incurred.

The components of the provisions for income taxes were as follows:

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current taxes:
Current income taxes in P.R. China	$323,722	$179,604
Deferred taxes benefits	(28,846)	3,596
Total provision for income taxes	$294,876	$183,200

The following is a reconciliation of the statutory taxes rate to the effective taxes rate for the six months ended June 30, 2010 and 2009:

	For The Six Months Ended June 30,
	2010	2009
U.S. statutory corporate income taxes rate	34%	34%
PRC taxes rate difference	(9%)	(9%)
Net effect of taxes exemption/non-taxable income/non-deductible expenses	(11%)	(7%)
Valuation allowance	1%	-
Effective taxes rate	15%	18%

The taxes effect of temporary differences that give rise to the Company’s deferred taxes assets as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred income taxes assets:
Bad debt allowance	$64,631	$40,389
Loss on disposition of fixed assets	7,290	17,266
Loss carry forward	15,156	-
Total deferred income taxes assets	$87,077	$57,655

Reported as:
Current deferred income taxes assets	$9,080	$3,064
Long-term deferred income taxes assets	77,997	54,591
Net deferred income taxes assets	$87,077	$57,655

18.	DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and do not have a set repayment date.  As of June 30, 2010 and December 31, 2009, the total net amounts due to the stockholders/officers were $178,775 and $177,582, respectively which represented the net amounts lent to the Company by Mr. Pengcheng Chen, the Chief Executive Officer of the Company.

19.	STOCKHOLDERS EQUITY

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of June 30, 2010.

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

20.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic:
Numerator:
Net income for basic calculation	$1,309,210	$854,992	$1,519,260	$741,451
Denominator:
Weighted average common shares	35,663,850	35,663,850	35,663,850	35,663,850
Denominator for basic calculation	35,663,850	35,663,850	35,663,850	35,663,850
Net income per share — basic	$0.04	$0.02	$0.04	$0.02

Diluted:
Numerator:
Net income for basic calculation	$1,309,210	$854,992	$1,519,260	$741,451
Effect of dilutive securities issued	37,515	86,576	74,609	184,605
Net income for diluted calculation	$1,346,725	$941,568	$1,593,869	$926,056
Denominator:
Denominator for basic calculation	35,663,850	35,663,850	35,663,850	35,663,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	3,070,175	3,070,175	3,070,175
Warrants	1,535,088	-	1,535,088	-
Denominator for diluted calculation	40,269,113	38,734,025	40,269,113	38,734,025
Net income per share — diluted	$0.03	$0.02	$0.04	$0.02

21.	COMMITMENTS

The Company leases its office space, and production facilities and lands under operating lease agreements that are expiring on December 31, 2010 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of June 30, 2010.

For the Quarter Ending June 30,	Amount
2011	$139,555
2012	35,161
2013	17,581
2014	17,581
2015	17,581
Thereafter	568,437
Total minimum rental payments required	$795,896

Rent and properties maintenance expenses amounted to $95,603 and $58,283 for the six months ended June 30, 2010 and 2009, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of June 30, 2010.

For the Quarter Ending June 30,	Amount
2011	$279,264
Total minimum rental payments required	$279,264

Patent lease expenses amounted to $175,761 and $175,678 for the six months ended June 30, 2010 and 2009, respectively.

22.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the six months ended June 30, 2010 and 2009, except for special sales to Sichuan Hanxin, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
Six Months Ended June 30,	Major Suppliers	Suppliers	of Total
2010	$6,834,006	2	68.72%
2009	$1,991,743	4	56.73%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2010 and 2009, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2010.

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

Business Overview

Through our subsidiaries, we engage in developing, manufacturing and distribution of cork wood floor, wall and decorating products. The cork industry is generally regarded as environmentally friendly. The sustainability of production and the easy recycling of cork products and by –products are two of its most distinctive aspects. For the years ended December 31, 2009 and 2008, we sold all our products to our clients in China, and then part of our China clients resold our products to their overseas clients.  Approximately 75% of Hanxin’s products sold in 2009 were to the end users in China by our own sales persons and domestic distributors and agents, with the remaining sales being made to customers overseas through our China clients who included unrelated distributors and sales agents. Internationally, our products have been distributed into India, the United States of America, Germany and Japan. The sales to the distributors, the sales agent and directly to clients have no difference as reflected in accounting policies, as the price and the means of delivery has no material differences. All sales revenues are recognized when reception and inspection of goods are finished by clients.  We have the right to use 17 patents developed by Fangshe Zhang, our Chairman regarding cork processing technologies. We own 3 patents, lease 3 patents, and have exclusive right to use another 11 patents for free. We believe that these 17 patents give us a competitive advantage in our product quality. With the patents we own and develop, we believe that we will be able to keep our leading status in cork production industry in China.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

	For The Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)	(Decrease)/Increase	%
Revenues	$7,799,106	$6,003,271	$1,795,835	29.91%
Cost of Goods Sold	5,314,297	3,861,118	1,453,179	37.64%
Gross Profit	2,484,809	2,142,153	342,656	16.00%
Gross Profit Percentage	31.86%	35.68%
Operating Expenses
Selling expenses	426,856	789,140	(362,284)	-45.91%
Bad debt	162,283	5,338	156,945	2940%
Research & development costs	27	-	27	0.00%
General and administrative expense	206,037	158,153	47,884	30.28%
Total Operating Expenses	795,203	952,631	(157,428)	-16.53%
Income From Operations	1,689,606	1,189,522	500,084	42.04%
Other Income (Expense)
Interest (expense), net	(41,109)	(102,981)	61,872	-60.08%
Other income, net	32,638	27,775	4,863	17.51%
Total Other Expense	(8,471)	(75,206)	66,735	-88.74%
Income from Continuing Operations Before Taxes	1,681,135	1,114,316	566,819	50.87%
Income Tax Provision	257,509	180,376	77,133	42.76%
Net Income Before Noncontrolling Interest	1,423,626	933,940	489,686	52.43%
Less: Net income attributable to the noncontrolling interest	114,416	78,948	35,468	44.93%
Net Income Attributable to Asia Cork Inc.	$1,309,210	$854,992	454,218	53.13%

Revenues

For the three months ended June 30, 2010, our revenues were $7,799,106 as compared to $6,003,271 for the three months ended June 30, 2009, an increase of $1,795,835 or 29.91%. The primary reason for the increase in revenues resulted from the increase of orders from our major customers in the second quarter of 2010 as compared to the same period of 2009. In the second quarter of 2010 sales of major finished goods (wood materials and boards) increased as compared to the second quarter of 2009. Despite this quantities of floors sold declined in the current period. Commencing in April 2010, we manufactured more series of products for wood materials, which caused the quantities of wood materials to increase significantly during the current period.

Cost of Sales and Gross Profit

For the three months ended June 30, 2010, cost of sales amounted to $5,314,297 or 68.14% of net revenues as compared to cost of sales of $3,861,118 or 64.32% of net revenues for the three months ended June 30, 2009. Gross profit for the three months ended June 30, 2010 was $2,484,809 or 31.86% of revenues, as compared to $2,142,153 or 35.68% of revenues for the three months ended June 30, 2009. The gross margin decreased primarily as a result that we sold more products of wood materials which were low gross margin to our major customers during the current periods. In addition we raised employee salaries commencing in October 2009 and in May 2010. As a result, our unit costs increased slightly for the three months ended June 30, 2010 as compared to the same period of 2009.

Operating Expenses

For the three months ended June 30, 2010, total operating expenses were $795,203 as compared to $952,631 for the three months ended June 30, 2009, a decrease of $157,428 or 16.53%. This decrease was attributable to a decrease in selling expenses and commission costs. Despite the increase, an increase in freight costs was associated with the increase in our revenues. However the amount of the potential increase was reduced by a change in the commission rate from 10% to 2% in the fourth quarter of 2009. The increase in general and administrative expenses was primarily attributable to increases professional fees that increased in the second quarter of 2010 as compared to the same quarter of 2009.

For the three months ended June 30, 2010, bad debt reserve amounted to $162,283 as compared to $5,338 for the three months ended June 30, 2009, an increase of $156,945 or 2940%. The reason for the increase is primarily attributable to an increase in bad debt allowance from 0.5% to 5% of the outstanding accounts receivable commencing as of July 2009.

For three months ended June 30, 2010, research and development costs amounted to $27. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)

For the three months ended June 30, 2010, other expense, net, amounted to $8,471 as compared to other expense net of $75,206 for the three months ended June 30, 2009, a decrease of $66,735 or 88.74%. Other income for the three months ended June 30, 2010 and 2009 is related to the income received from the leasing of our Yu Ler Yuan Resort.

For the three months ended June 30, 2010, net interest expense was $41,109 as compared to net interest expense of $102,981 for three months ended June 30, 2009, a decrease of $61,872 or 60.08%. This decrease was primarily attributable to the full amortization of the discount through June 2009 on $700,000 of convertible debt and common stock purchase warrants issued in June 2008.  The decreased interest expenses were partially offset by an increased interest rate of 24% applied to the convertible notes commencing in the third quarter of 2009. The rate was increased as a result of the Company’s inability to pay the convertible notes when due on their original maturity dates in June 2009.

Income Tax

Net income taxes expense increased by $77,133 to $257,509 for the three months ended June 30, 2010 as compared to $180,376 for the three months ended June 30, 2009. This increase was primarily due to an increase in net income before income taxes in the second quarter of 2010 as compared to the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)	(Decrease)/Increase	%
Revenues	$11,433,747	$6,905,775	$4,527,972	65.57%
Cost of Goods Sold	8,189,809	4,550,705	3,639,104	79.97%
Gross Profit	3,243,938	2,355,070	888,868	37.74%
Gross Profit Percentage	28.37%	34.10%
Operating Expenses
Selling expenses	590,323	915,113	(324,790)	-35.49%
Bad debt	158,769	4,530	154,239	3404.83%
Research & development costs	109,878	-	109,878	0.00%
General and administrative expense	414,545	272,435	142,110	52.16%
Total Operating Expenses	1,273,515	1,192,078	81,437	6.83%
Income From Operations	1,970,423	1,162,992	807,431	69.43%
Other Income (Expense)
Interest (expense), net	(85,334)	(217,365)	132,031	-60.74%
Other income, net	65,244	52,500	12,744	24.27%
Loss on disposal of inventories	(1,974)	-	(1,974)	0.00%
Total Other Expense or Loss	(22,064)	(164,865)	142,801	-86.62%
Income from Continuing Operations Before Taxes	1,948,359	998,127	950,232	95.2%
Income Tax Provision	294,876	183,200	111,676	60.96%
Net Income Before Noncontrolling Interest	1,653,483	814,927	838,556	102.90%
Less: Net income attributable to the noncontrolling interest	134,223	73,476	60,747	82,68%
Net Income Attributable to Asia Cork Inc.	$1,519,260	$741,451	777,809	104.90%

Revenues

For the six months ended June 30, 2010, our revenues were $11,433,747 as compared to $6,905,775 for the six months ended June 30, 2009, an increase of $4,527,972 or 65.57%. The primary reason for the increase was adverse market conditions for home and commercial renovations in the first quarter of 2009 as compared to the first quarter of 2010.  In the first two quarters of 2010 sales of major finished goods (wood materials, floors and boards) increased as compared to the first two quarters of 2009. Moreover, we manufactured more series of products for wood materials commencing April 2010, which caused the quantities of wood materials to increase significantly during the second quarter of 2010. In addition, we sold secondary raw materials in the amount of $1,185,671 to Sichuan Hanxin during the first quarter of 2010. No such sales were made in the first quarter of 2009.

Cost of Sales and Gross Profit

For the six months ended June 30, 2010, cost of sales amounted to $8,189,809 or 71.63% of net revenues as compared to cost of sales of $4,550,705 or 65.90% of net revenues for the six months ended June 30, 2009. Gross profit for the six months ended June 30, 2010 was $3,243,938 or 28.37% of revenues, as compared to $2,355,070 or 34.10% of revenues for the six months ended June 30, 2009. Gross margin decreased primarily as a result of selling more products of wood materials which produced low gross margins to our major customers for the six months ended June 30, 2010. Moreover there was a low margin sale of secondary raw materials to Sichuan Hanxin in the first quarter of 2010.  In addition, we raised employee salaries commencing in October 2009 and in May 2010. As a result, our unit costs increased slightly for the six months ended June 30, 2010 as compared to the same period of 2009.

Operating Expenses

For the six months ended June 30, 2010, total operating expenses were $1,273,515 as compared to $1,192,078 for the six months ended June 30, 2009, an increase of $81,437 or 6.83%. This increase was attributable to an increase in general and administrative expenses. The decrease in selling expenses was primary attribution to a decline in commission fees. Despite the increase, an increase in freight costs was associated with our increased revenue. However the amount of the potential increase was reduced by a change in the commission rate from 10% to 2% in the fourth quarter of 2009. The increase in general and administrative expenses was primarily attributable to increases in employee salaries, legal fees and professional fees that increased in the first quarter of 2010 as compared to the first two quarters of 2009.

For the six months ended June 30, 2010, bad debt reserve amounted to $158,769 as compared to $4,530 for six months ended June 30, 2009, an increase of $154,239 or 3405%. The reason for the increase is primarily attributable to an increase in bad debt allowance from 0.5% to 5% of the outstanding accounts receivable commencing as of July 2009.

For the six months ended June 30, 2010, research and development costs amounted to $109,878. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)

For the six months ended June 30, 2010, other expense, net, amounted to $22,064 as compared to other expense net of $164,865 for the six months ended June 30, 2009, a decrease of $142,801 or 86.62%. Other income for the six months ended June 30, 2010 and 2009 is related to the income received from the leasing of our Yu Ler Yuan Resort.

For the six months ended June 30, 2010, net interest expense was $85,334 as compared to net interest expenses of $217,365 for six months ended June 30, 2009, a decrease of $132,031, or 60.74%. This decrease was primarily attributable to the full amortization of the discount through June 2009 on $700,000 of convertible debt and common stock purchase warrants issued in June 2008.  The decreased interest expenses were partially offset by an increased interest rate of 24% applied to the convertible notes commencing in the third quarter of 2009. The rate was increased as a result of the Company’s inability to pay the convertible notes when due on their original maturity dates in June 2009.

Income Tax

Net income taxes expense increased by $111,676 to $294,876 for the six months ended June 31, 2010 as compared to $183,200 for the six months ended June 30, 2009. This increase was primarily due to an increase in net income before income taxes in the first two quarters of 2010 as compared to the first two quarters of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash and equivalents plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $4,042,599 from  $9,665,058 as of December 31, 2009 to $13,707,657 as of June 30, 2010. The increase was primarily due to an increase in inventories and accounts receivable in the amount of $3,271,605 and $3,054,290 during the current year, respectively. At the same time, we had an increase in accounts payable and accrued expenses in the amount of $3,351,496.

Cash used in operating activities was $96,288 for the six months ended June 30, 2010 as compared to $917,629 provided for the six months ended June 30, 2009. The increase in cash used in operating activities for the six months ended June 30, 2010 was a result of an increase of accounts receivable and inventories.

Investing activities for the six months ended June 30, 2010 was $1,436,931 of net cash provided.  There was no such provision of cash during the six months ended June 30, 2009. The provision of cash for the six months ended June 30, 2010 was primarily attributable to proceeds from withdraw deposit for purchase of fixed assets from an unrelated agent.

Financing activities for the six months ended June 30, 2010 was $215,321 of net cash used, as compared to $439,722 used for the six months ended June 30, 2009. The use of cash for the six months ended June 30, 2010 and 2009 were primarily attributable to repayment of a loan from an unrelated party, respectively.

In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. Upon the closing of a financing of at least $2,000,000, the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of common stock sold in such financing.  Each holder also has the option to either be paid the principal and interest due under the promissory note or, convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of such financing through the fourth anniversary of the consummation of such financing (the "Financing Expiration Date"). Since the financing  did not occur within 12 months of the issuance of the warrants, each warrant is exercisable for the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228, at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of June 30, 2010.

The promissory notes are secured by common stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. The holders have not sought to take possession of such collateral to date.  The Company and the holders of the promissory notes and warrants are negotiating the satisfaction of the Company’s obligations under the promissory notes and warrants.  In the event that such negotiations fail, the Company believes it would have sufficient cash or cash equivalents to repay the promissory notes should the holders demand payment.

We have approximately $13.98 million of net working capital (total current assets less total current liabilities). This increase was primarily attributable to the fact that our accounts receivable balance increased from improvements in credit sales for the six months ended June 30, 2010, despite the fact that the payment by our major customers was extended to nine months commencing as of July 2010. In order to ensure that we have sufficient funds, we will actively collect the outstanding accounts receivable in the near future. As a result, we believe we have sufficient resources to finance our operations for the coming year.

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

ITEM 3.     DEFAULS UPON SENIOR SECURITIES.

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

ASIA CORK INC.

August 13, 2010	By:	/s/ Pengcheng Chen,
Pengcheng Chen, Chief Executive Officer

	By:	Yi Tong
Yi Tong, Chief Financial Officer