Form 10-Q
period 2010-09-30
Asia Cork Inc.
filed 2010-11-15
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

_____________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 12, 2010 there were 35,663,850 shares of Common Stock, par value $.0001 per share, outstanding.

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Asia Cork Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$1,636,889	$49,949
Accounts receivable, net of allowance for doubtful accounts of $499,200 and $269,259, respectively	9,511,618	5,176,239
Inventories	9,332,194	5,971,339
Advance to suppliers	1,839,855	2,468,733
Loan to unrelated party	-	29,295
Deferred income taxes assets	10,879	3,064
Prepayments and other current assets	170,929	130,065
Total Current Assets	22,502,364	13,828,684

Property and Equipment - Net	2,219,047	2,339,307
Construction in Progress	-	-
Deposit for Purchase of Fixed Assets	-	2,021,380
Deposit for Acquisition	-	1,362,234
Non-Refundable Deposit for Purchase of Land Use Right	1,494,509	1,464,768
Investment Properties - Net	3,836,647	3,139,686
Investment - At Cost	2,092,313	2,050,675
Intangible Assets- Net	3,574	3,742
Deferred Income Tax Assets	87,973	54,591
Total Assets	32,236,427	26,265,067

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	2,304,141	1,532,469
Loan payable	-	215,321
Convertible note, net	700,000	700,000
Customer deposit	223,471	10,112
Taxes payable	1,071,805	534,393
Due to stockholders/officers	181,187	177,582
Other current liabilities	146,462	22,528
Total Current Liabilities	4,627,066	3,192,405
Total Liabilities	4,627,066	3,192,405

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446
Additional paid-in capital stock warrant	279,386	279,386
Reserve funds	3,406,136	2,808,865
Retained earnings	13,808,249	10,740,044
Accumulated other comprehensive income	3,209,301	2,657,741
Total Asia Cork Inc. Stockholders' Equity	25,192,084	20,975,048
Noncontrolling Interest	2,417,277	2,097,614
Total Equity	27,609,361	23,072,662

Total Liabilities and Equity	$32,236,427	$26,265,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$11,002,498	$10,151,002	$22,436,245	$17,056,777
Cost of Goods Sold	7,552,944	6,481,710	15,744,727	11,032,415
Gross Profit	3,449,554	3,669,292	6,691,518	6,024,362

Operating Expenses
Selling expenses	615,035	1,555,095	1,205,358	2,470,208
Bad debt	61,897	248,574	220,666	253,104
Research & development costs	309	73,181	110,187	73,181
General and administrative expense	79,425	154,946	493,970	427,381
Total Operating Expenses	756,666	2,031,796	2,030,181	3,223,874

Income From Operations	2,692,888	1,637,496	4,661,337	2,800,488

Other Income (Expense)
Interest income (expense), net	13,065	(41,752)	(72,269)	(259,117)
Other income , net	32,890	26,260	98,134	78,760
Total Other Income (Expense)	45,955	(15,492)	25,865	(180,357)

Income from Continuing Operations Before Taxes	2,738,843	1,622,004	4,687,202	2,620,131
Provision for Income Taxes	407,187	293,830	702,063	477,030

Net Income Before Noncontrolling Interest	2,331,656	1,328,174	3,985,139	2,143,101

Less: Net income attributable to the noncontrolling interest	185,440	105,714	319,663	179,190

Net Income Attributable to Asia Cork Inc.	$2,146,216	$1,222,460	$3,665,476	$1,963,911

Earnings Per Share - Basic and Diluted:
- Basic	$0.06	$0.03	$0.10	$0.06
- Diluted:	$0.05	$0.03	$0.09	$0.06

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,663,850	35,663,850	35,663,850
- Diluted:	40,269,113	38,734,025	40,269,113	38,734,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$3,985,139	$2,143,101
Other Comprehensive (Loss) Income:
Foreign Currency Translation Income (Loss)	551,560	(9,141)
Comprehensive Income	$4,536,699	$2,133,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Consolidated Statements of Cash Flows  (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$3,665,476	$1,963,911
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	254,462	223,137
Bad debt adjustment	220,666	253,104
Losses on disposal of inventories	1,980	-
Net income attributable to noncontrolling interest	319,663	179,190
Deferred income tax benefits	(39,347)	5,326
Consulting fees adjusted from deferred	-	19,680
Interest expenses for discount on convertible note	-	130,649
Changes in operating assets and liabilities:
Accounts receivable	(4,366,101)	(623,217)
Inventories	(3,177,121)	(4,556,205)
Advance to suppliers	665,492	1,759,846
Prepayments and other current assets	(37,462)	(299,182)
Accounts payable and accrued expenses	2,088,053	950,760
Customer Deposit	208,912	600,055
Taxes payable	516,083	852,225
Other current liabilities	121,019	(4,234)
Net Cash Provided by Operating Activities	441,775	1,455,045

Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	2,021,380	-
Proceeds from withdraw deposit for acquisition	-	102,601
Payment for purchase of equipment	(724,061)	(811,563)
Net Cash Provided by(Used in) Investing Activities	1,297,319	(708,962)

Cash Flows From Financing Activities
Proceeds from the loan	29,295	215,343
Repayment to the loan	(215,321)	(439,475)
Net Cash Used in Financing Activities	(186,026)	(224,132)

Net Increase in Cash and Equivalents	1,553,068	521,951
Effect of Exchange Rate Changes on Cash	33,872	1,798
Cash and Equivalents at Beginning of Period	49,949	23,605
Cash and Equivalents at End of Period	$1,636,889	$547,354

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$7,968	$27,843
Income taxes paid	$634,275	$134,505

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Offset debt by the deposits of acquisition	$1,362,234	$-

The accompanying notes are an integral part of these unaudited  consolidated financial statements.

Asia Cork Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

The unaudited consolidated financial statements of Asia Cork Inc.(f/k/a Hankersen International Corp.) and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation for the nine months ended September 30, 2010.

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

i)	Income taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

j)	Non-Controlling Interest

Effective January 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

k)	Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting, as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the date the financial statements were issued.

2.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history. Commencing from the second quarter of 2010, the payment to the Company by its major customers was extended to one year in order to expand its revenues.  For the nine months ended September 30, 2010  the total revenues resulted from a combination of increased orders by existing and new clients as the Company continued to successfully increase sales to customers and expand its customer base, the Company’s accounts receivable balance increased significantly as of September 30, 2010. As of September 30, 2010 the accounts receivable balance was $10,010,818 (equivalent to RMB66,983,983).

The accounts receivable amounts included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Shaanxi Shuta Cork Products Co., Ltd	$756,286	$478,940
Distributors who had owed the Company more than
USD149,451 (equivalent to RMB1 million)	5,187,785	1,951,810
Distributors or Customers who had owed the Company
equal or less than USD149,451 (equivalent to RMB1 million)	4,066,747	3,014,748
Sub-total	10,010,818	5,445,498
Less: Allowance for doubtful accounts	499,200	269,259
Accounts receivable, net	$9,511,618	$5,176,239

The total amounts sold to the customers who had a balance of accounts receivable more than $149,451 (equivalent to RMB1 million) were $20,021,878 and $3,849,557 for the nine months ended September 30, 2010 and 2009, respectively. They represented 89% and23 % of total sales in the nine months ended September 30, 2010 and 2009. Except for Sichuan Hanxin, none of the customers accounted for more than 10% of total sales for the nine months ended September 30, 2010 and 2009, respectively.

The following is a summary of the status of allowance for doubtful accounts as of September 30, 2010 and 2009

Period	Amount	Period	Amount
As of January 1, 2010	$269,259	As of January 1, 2009	$23,787
As of March 31,2010	265,789	As of March 31,2009	22,940
As of June 30, 2010	430,875	As of June 30, 2009	28,290
As of September 30, 2010	499,200	As of September 30, 2009	277,100

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company’s subsidiary, Hanxin maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to an increase in accounts receivable from major customers as well as new customers. Commencing the second quarter of 2010, the payment to the Company by its major customers was extended to one year in order to expand its revenues. As a result, the allowance for doubtful account increased significantly as of September 30, 2010.

Accounts receivable aging as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Less than 90 days	$6,184,104	$3,778,740
91days-180days	2,755,223	1,606,436
181days-365days	1,071,491	-
More than 365days	-	60,322
Total	$10,010,818	$5,445,498

The Company’s accounts receivable with ages of less than 90 days represented approximately 62% and 69% of the total receivables as of September 30, 2010 and December 31, 2009, respectively

Accounts receivable turnover for the nine months ended September 30, 2010 and 2009 consisted of the following:

	For The Nine Months Ended September 30,
	2010	2009
Accounts receivable turnover	1.62	1.33

Since there were significantly increased credit sales, and the increased credit sales amounts were significantly greater than the average accounts receivable increased amount for the nine months ended September 30, 2010 as compared to the same period in 2009, the accounts receivable turnover figure for the nine months ended September 30, 2010 was greater than the turnover in the same period of 2009.

3.	INVENTORIES

The barks and wood particles are the primary raw materials utilized to manufacture cork planks. The wood particles consist of grinded barks.  During the course of manufacture, the Company makes use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchases barks and wood particles in advance in order to ensure production. Moreover, the barks are usually picked in autumn.  In order to have sufficient raw materials, the Company purchased a significant amount of barks and wood particles as of September 30, 2010.

On October 15, 2009, in order to expand output, the Company entered into an agreement with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to build a production line for manufacturing cork floor planks in Sichuan Province.  Pursuant to the agreement, the Company would provide a set of production equipment, prepay raw materials, provide secondary raw materials to Sichuan Hanxin and have the exclusive right to sell the cork floor products produced from this production line. Sichuan Hanxin would provide the workshop and supplementary equipment.  Sichuan Hanxin shall be responsible for the production of cork floor products in accordance with the quality specifications and standards set by the Company. Therefore, in order to fulfill the agreement, the Company purchased a significant amount of secondary raw materials as of December 31, 2009

In January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials in amount of $1,391,133 (equivalent to RMB 9,468,901). Pursuant to the agreement, Sichuan Hanxin purchased the secondary raw materials to manufacture cork floors products for the Company. As of September 30, 2010, Sichuan Hanxin paid $1,391,133 to the Company for the raw materials it purchased. See more information in Note 4.

Inventories as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials
Tree skins	$1,084,760	$2,026,925
Wood Particles	12,422	1,097,599
Secondary raw materials	3,751,242	1,639,893
Other raw materials	-	29,188
Subtotal	4,848,424	4,793,605
Work in progress	1,964,106	202,495
Finished goods	2,092,091	961,765
Packaging and other	427,573	13,474
Total	$9,332,194	$5,971,339

Inventories turnover for the nine months ended September 30, 2010 and 2009 consisted of the following:

	For The Nine Months Ended September 30,
	2010	2009
Inventory turnover	2.40	2.12

In order to ensure productions in the future, inventories of significant raw materials increased as of September 30, 2010 as compared to the same period in 2009, and the total cost of goods sold was significantly more than the average inventories for the nine months ended September 30, 2010 as compared to the same period of 2009. Therefore, the inventories turnover figure for the nine months ended September 30, 2010 was more than the amount in the same period of 2009.

4.	SPECIAL TRANSACTIONS TO SICHUAN HANXIN

During the nine months ended September 30, 2010, the Company sold secondary raw materials to Sichuan Hanxin. The amount of sales listed below:

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total revenues	$22,436,245	$17,056,777
Revenues from Sichuan Hanxin	1,189,002	-
Total revenues excluded Sichuan Hanxin	$21,247,243	$17,056,777

The general VAT tax rate of 17% was applicable by the Company for nine months ended September 30, 2010 and 2009. The total revenues were represented in the amount excluding VAT, whereas, the accounts receivable were represented in the amount including VAT.   In addition, the functional currencies of the Company’s PRC subsidiaries are Chinese Yuan and the accounts receivable were translated into U.S dollars by using period-end rates whereas the total revenues were translated into U.S dollars by using average rates.

5.	ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. In order to acquire sufficient tree skins and ensure production, the Company generally signs purchase agreements with unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of September 30, 2010, most of these advances were outstanding for less than one year.  The Company did not incur losses in connection with advances to suppliers as of September 30, 2010.  As such, the Company has not recorded an allowance for advances to suppliers for the nine months ended September 30, 2010, and the net amount of advances to suppliers was $1,839,855 as of September 30, 2010 and $2,468,733 as of December 31, 2009.

6.	LOAN TO UNRELATED PARTY

In September 2009 the Company made an unsecured loan to Xian Tianlun Bath Co., Ltd (“Xian Tianlun”) in the amount of RMB 0.2 million (equivalent to $29,295).  This loan matures on September 26, 2010 and accrues interest at a rate of 7% per year. As of September 30, 2010, this loan had been repaid fully.

7.	PROPERTY AND EQUIPMENT-NET

As of September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

		September 30, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Buildings and improvements	30-35	$1,583,092	$1,551,588
Manufacturing equipments	1-8	1,631,190	1,598,728
Office furniture and equipments	5	31,752	31,120
Vehicle	8	12,773	12,518
Machinery improvements	3	82,197	80,563
Subtotal		3,341,004	3,274,517
Less: Accumulated depreciation		1,121,957	935,210
Total		$2,219,047	$2,339,307

For the nine months ended September 30, 2010 and 2009, depreciation expenses amounted to $164,912 and $133,926 respectively.

8.	DEPOSIT FOR PURCHASE OF FIXED ASSETS

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

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of its cork raw material providers located in Sichuan Province China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin was not to exceed RMB20 million (equivalent to $2,949,226) based upon the agreement. As of June 30, 2010, Hanxin had paid RMB9.3 million  (equivalent to $1,371,390) deposits to Sichuan Hanxin.

On September 20, 2009, Hanxin entered into an agreement with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be between 120% and 150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin. The amount of the premium over the net asset value is subject to agreement by the parties, but shall not exceed 150%. Exercise of the option is subject to a satisfactory financing arrangement, due diligence and requisite corporate approvals. In the event that any of the closing conditions are not satisfied by September 20, 2010, the agreement will terminate except that the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,474,613). According to the agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  Since the Company did not acquire any financing, and none of the closing conditions were satisfied as of September 20, 2010, the acquisition agreement between the Company and Sichuan Hanxin has been terminated. In addition, the Company purchased cork floor products from Sichuan Hanxin since April 2010. It incurred a huge amount of costs due to Sichuan Hanxin.  As a result, after negotiation by both parties, the acquisition deposit of RMB9.3 million (equivalent to $1,362,234 as of December 31, 2009) has fully offset the due debt resulting from the purchase of cork floor products from Sichuan Hanxin.

10.	NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure a sufficient raw material production base, the Company plans to purchase the right to use a parcel of land of planting oak from Shaanxi Shuta Cork Products Co., Ltd (“Shuta”)  in the Baoji district Shaanxi Province of the PRC in 2007 (oak leather is used to produce the company's main raw material).  The Company prepaid RMB10 million (equivalent to $1,494,509) to Shuta. However, the Company terminated the agreement with Shuta in August, 2008.  The deposit was refunded to the Company in August and September 2008.   In the first quarter of 2009 the Company terminated the land use right purchase deal with Shuta. In 2008, based upon Hanxin’s sale and manufacturing strategies Shuta opened cork retail chain stores exclusively selling Hanxin’s products. In 2008 Hanxin was not able to achieve its 500,000 square meters floor and board production plan and delayed purchase orders from Shuta. Accordingly, Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing an important distribution channel, Hanxin loaned RMB10 million (equivalent to $1,494,509) to   Shuta for a one year term commencing October 27, 2008.  This loan is non-interest bearing and unsecured.  On October 28, 2009, Hanxin signed a new loan agreement with Shuta extending the term of the loan from October 27, 2009 to October 27, 2011.

Hanxin would like to purchase the land use right in Baoji District Shaanxi Providence from Shaanxi Shuta as soon as it obtains sufficient financing. Hanxin believes that the price of the land is rising and needs the land use right for Portugal type production of cork trees. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shuta to express its desire to acquire 7,000 Mu (equal to 4,669,000 square meters) land use rights on or before October 20, 2011 for a purchase price of RMB37.8 millions, The purchase price is the same amount as provided in the prior agreement. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,494,509) that Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that if Hanxin does not purchase the land by October 20, 2011, Shuta will not repay the RMB10 million loan and the parties will have no further obligation to each other. Accordingly, the Company reclassified all of these loan amounts as Non-Refundable deposits for the purchase of land use right commencing as of October 20, 2009.

Even though Shuta is one of the major customers of Hanxin, for the nine months ended September 30, 2010 and in year ended December 31, 2009, the total amount sold to Shuta only represented 3.12% and 2.63% of total sales of Hanxin, respectively. Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Shuta is not subject to common control or common significant influence. Accordingly, Shuta is not deemed a related party of the Company for the nine months ended September 30, 2010 and the year ended December 31, 2009.

11.	INVESTMENT PROPERTIES – NET

On September 27, 2001, the Company purchased certain investment entertainment facilities called YuLerYuan Resort which included certain buildings, machinery, equipment, and the right to use a parcel of land of approximately 10,360.3 square meters for 40 years. The purchase price of the land use right is being amortized over the term of the right while other facilities are being depreciated over the estimated life of properties. The Company renovated the space and built an additional student dormitory in 2007. The construction was completed in June 2008. In order to pass the inspection from the authorities in China and obtain the ownership certificates, the Company spent additional funds to install fire-fighting equipments in the building starting the second quarter of 2010. As of September 30, 2010, the installation of fire fighting equipments had been completed. At the same time, the Company obtained the ownership certificates with respect to the dormitory. The YuLerYuan Resort including the new student dormitory was leased for $22,037 (equivalent to RMB150,000) per month to the university nearby YuLerYuan Resort and this agreement was renewed on March 1, 2010, and was extended to February 28th, 2011.

As of September 30, 2010 and December 31, 2009, Investment Properties consisted of the following

		September 30, 2010	December 31, 2009
	Estimated Life	(Unaudited)	(Audited)
Depreciation Properties:
Buildings and improvements	28	$938,166	$919,497
Student dormitory	30	3,193,831	2,420,619
Machinery and equipments	5	26,792	26,259
Subtotal		4,158,789	3,366,375
Less: Accumulated depreciation		483,433	388,594
Total depreciation properties		3,675,356	2,977,781

Amortization Property:
Land use right	40	208,117	203,975
Less: Accumulated amortization		46,826	42,070
Total amortization properties		161,291	161,905
Total Investment Properties, Net		$3,836,647	$3,139,686

For the nine months ended September 30, 2010 and 2009, depreciation and amortization expenses for these investment entertainment facilities amounted to $89,310 and $88,973 respectively.

The amortization expenses of land use right for the next five years are as follows:

For the Quarter Ending September 30,	Amount
2011	$5,115
2012	5,115
2013	5,115
2014	5,115
2015	5,115

12.	INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,092,313 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

13.	INTANGIBLE ASSETS-NET

During the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang for no consideration. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,231 (equivalent to RMB28,800). As of September 30, 2010 and December 31, 2009, intangible assets, less accumulated amortization consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Intangible assets	$4,304	$4,219
Less: Accumulated amortization	730	477
Total	$3,574	$3,742

For the nine months ended September 30, 2010 and 2009, amortization expense amounted to $240 and $238 respectively.

The amortization expenses for the next five years are as follows:

For the Quarter Ending September 30,	Amount
2011	$319
2012	319
2013	319
2014	319
2015	319

14.	LOAN PAYABLE

Loan payable as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Commencing September 24, 2009, the Company borrowed certain short-term loans from Mr. Yang Liu, an unrelated party. These short-term loans were in amounts of RMB1.47 million (equivalent to $215,321) as of December 31, 2009. The interest rate of these loans is 7.4% per year, and the term of the debt was from September 24, 2009 till September 24, 2010. The Company only repaid this short-term loans in the first quarter of 2010	$-	$215,321

Total Loan Payable	$-	$215,321

15.	CONVERTIBLE NOTES

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

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note divided by the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.

On October 31, 2010, a second amendment agreement was entered into between the Company and the noteholders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  The Company has filed a registration statement with respect to a proposed public offering with the Securities and Exchange Commission (the “Registration Statement”), with respect to certain Units consisting of Common Stock and warrants . Upon the closing of the proposed offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units. .  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. The interest payable has been accrued and recorded as of September 30, 2010 and December 31, 2009

Since the warrants issued with convertible notes are basically long-term options to buy common stock at a fixed price, the Company allocated the proceeds from the offering of convertible promissory notes and common stock purchase warrants between the two securities utilizing the  incremental method, The difference between the market price of the common stock on the issuance date of the warrants and the warrant  exercise price of $0.228  has been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $279,386 as of September 30, 2010 and December 31, 2009, respectively.

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

The following is a summary of the status of outstanding warrants as of September 30, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,535,088	$0.228	2.5	$0.122
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	1,535,088	$0.228	1.75	$0.018

16.	TAX PAYABLE

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

On September 30, 2010 and December 31, 2009, taxes payable consisted the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$541,109	$144,664
Corporate income tax provision	488,263	373,542
Local taxes and surcharges	39,219	12,973
Franchise tax	3,214	3,214
Total	$1,071,805	$534,393

The deferred income taxes assets results from a loss on disposition of fixed assets that are not deductible and bad debt allowance which is deductible when the bad debt is incurred.

The components of the provisions for income taxes were as follows:

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Audited)
Current taxes:
Current income taxes in P.R. China	$741,410	$471,704
Deferred taxes (valuation ) benefit	(39,347)	5,326
Total provision for income taxes	$702,063	$477,030

The following is a reconciliation of the statutory taxes rate to the effective taxes rate for the nine months ended September 30, 2010 and 2009:

	For The Nine Months Ended September 30,
	2010	2009
U.S. statutory corporate income taxes rate	34%	34%
PRC taxes rate difference	(9%)	(9%)
Net effect of taxes exemption/non-taxable income/non-deductible expenses	(11%)	(7%)
Valuation allowance	1%	-
Effective taxes rate	15%	18%

The taxes effect of temporary differences that give rise to the Company’s deferred taxes assets as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred income taxes assets :
Bad debt allowance	$74,880	$40,389
Loss carryforward	9,065	-
Loss on disposition of fixed assets	14,907	17,266
Total deferred income taxes assets	$98,852	$57,655
	.
Reported as:
Current deferred income taxes assets	$10,879	$3,064
Long-term deferred income taxes assets	87,973	54,591
Net deferred income taxes assets	$98,852	$57,655

17.	DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and do not have a set repayment date.  As of September 30, 2010 and December 31, 2009, the total net amounts due to the stockholders/officers were $181,187 and $177,582, respectively which represented the net amounts lent to the Company by Mr. Pengcheng Chen, the Chief Executive Officer of the Company.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of September 30, 2010.

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

19.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic:
Numerator:
Net income for basic calculation	$2,146,216	$1,222,460	$3,665,476	$1,963,911
Denominator:
Weighted average common shares	35,663,850	35,663,850	35,663,850	35,663,850
Denominator for basic calculation	35,663,850	35,663,850	35,663,850	35,663,850
Net income per share — basic	$0.06	$0.03	$0.10	$0.06

Diluted:
Numerator:
Net income for basic calculation	$2,146,216	$1,222,460	$3,665,476	$1,963,911
Effect of dilutive securities issued	-	37,910	77,645	222,521
Net income for diluted calculation	$2,146,216	$1,260,370	$3,743,121	$2,186,432
Denominator:
Denominator for basic calculation	35,663,850	35,663,850	35,663,850	35,663,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	3,070,175	3,070,175	3,070,175
Warrants	1,535,088		1,535,088	-
Denominator for diluted calculation	40,269,113	38,734,025	40,269,113	38,734,025
Net income per share — diluted	$0.05	$0.03	$0.09	$0.06

20.	COMMITMENTS

The Company leases its office space, and production facilities and lands under operating lease agreements that are expiring on December 31, 2010 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of September 30, 2010.

For the Quarter Ended September 30,	Amount
2011	$114,048
2012	17,826
2013	17,630
2014	17,630
2015	17,630
Thereafter	564,157
Total minimum rental payments required	$748,921

Rent and properties maintenance expenses amounted to $143,808 and $87,480 for the nine months ended September 30, 2010 and 2009, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of September 30, 2010.

For the Quarter Ended September 30,	Amount
2011	$190,991
Total minimum rental payments required	$190,991

Patent lease expenses amounted to $264,499 and $263,685 for the nine months ended September 30, 2010 and 2009, respectively.

21.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the nine months ended September 30, 2010 and 2009, except for special sales to Sichuan Hanxin, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
For The Nine Months Ended September 30,	Major Suppliers	Suppliers	of Total
2010	$7,654,065	2	46.56%
2009	$3,308,935	2	23.29%

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

22.	SUBSEQUENT EVENTS

On October 26, 2010, the Company agreed to issue to the Hickey Freihofner Capital, a division of Brill Securities (the “Placement Agent”), 250,000 shares of Common Stock (the “Shares”) in consideration for the Placement Agent’s services in selling the promissory notes and warrants in  the Financing in 2008.  The shares were issued pursuant to the Placement Agent Agreement executed between the Company and the Placement Agent in 2008 and such Shares are in lieu of  any other compensation which may be owed with respect to such Financing, including the warrants specified in the Placement Agent Agreement.  The Company agreed to register such Shares under the Registration Statement for the offering of certain Units (the “Offering”), at its expense, and use its best efforts to cause such Registration Statement to become effective, provided the parties acknowledged that there is no assurance that the Offering will occur and that the Registration Statement will be declared effective by the SEC.

On October 31, 2010, a second amendment agreement was entered into between the Company and the holders of the convertible promissory notes in the principal amount of $700,000 sold in the Financing in 2008, whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.   In the event that the closing of the Company’s proposed Offering does not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note.

The Noteholders and Placement Agent agreed that  upon the closing of the Offering, they will not, without the prior written consent of the underwriter of the Offering, sell, assign, pledge, hypothecate or otherwise dispose of, directly or indirectly, any of their shares of Common Stock, or other distribution of stock, or grant of options, rights or warrants with respect to any such shares of Common Stock, for a period of nine (9) months following the closing of the Offering (six months with respect to the Placement Agent).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2010 and 2009, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

	For The Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)	(Decrease)/ Increase

Revenues	$11,002,498	$10,151,002	$851,496	8.39%
Cost of Goods Sold	7,552,944	6,481,710	1,071,234	16.53%
Gross Profit	3,449,554	3,669,292	(219,738)	-5.99%
Gross Profit Percentage	31.35%	36.15%
Operating Expenses
Selling expenses	615,035	1,555,095	(940,060)	-60.45%
Bad debt	61,897	248,574	(186,677)	-75.10%
Research & development costs	309	73,181	(72,872)	0.00%
General and administrative expense	79,425	154,946	(75,521)	-48.74%
Total Operating Expenses	756,666	2,031,796	(1,275,130)	-62.76%
Income From Operations	2,692,888	1,637,496	1,055,392	64.45%
Other Income (Expense)
Interest income (expense), net	13,065	(41,752)	54,817	-131.29%
Other income, net	32,890	26,260	6,630	25.25%
Total Other income (Expense)	45,955	(15,492)	61,447	-396.64%
Income from Continuing Operations Before Taxes	2,738,843	1,622,004	1,116,839	68.86%
Income Tax Provision	407,187	293,830	113,357	38.58%
Net Income Before Noncontrolling Interest	2,331,656	1,328,174	1,003,482	75.55%
Less: Net income attributable to the noncontrolling interest	185,440	105,714	79,726	75.42%
Net Income Attributable to Asia Cork Inc.	$2,146,216	$1,222,460	$923,756	75.57%

Revenues

For the three months ended September 30, 2010, our revenues were $11,002,498 as compared to $10,151,002 for the three months ended September 30, 2009, an increase of $851,496 or 8.39%. The primary reason for the increase in revenues resulted from the increase of orders from our major customers in the third quarter of 2010 as compared to the same period of 2009. In the third quarter of 2010 sales of major finished goods (wood materials and boards) increased as compared to the third quarter of 2009. Despite the fact that this quantities of floors sold declined in the current period. Commencing in April 2010, we manufactured more series of products for wood materials, which caused the quantities of wood materials to increase significantly during the current period.

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2010 and 2009

	For The Three Months Ended September 30
	2010			2009			2010 Less 2009
Product Name	Quantities (Square Meter)	Amount	Sale %	Quantities (Square Meter)	Amount	Sale %	Quantity (square meter)	Amount	Sale %
Wood Materials	1,659,868	$3,907,643	36%	464,231	$2,541,764	25%	1,195,637	$1,365,879	54%
Boards	109,194	1,162,677	11%	69,275	623,839	6%	39,919	538,838	86%
Floors	290,307	5,928,757	54%	351,177	6,985,382	69%	(60,870)	(1,056,625)	-15%
Others	-	3,421	0%	-	17	0%	-	3,404	19866%
Total	2,059,369	$11,002,498	100%	884,683	$10,151,002	100%	1,174,686	$851,496	8%

The increase in quantities per square meter, as reflected in the table, is relatively primarily attributable to the fact that we increased orders from our new and existing major customers. We increased sales volume of our products from 884,683 for the three months ended September 30, 2009 to 2,059,369 during the three months ended September 30, 2010

The following table sets forth information regarding the average unit sales price per square meter of our principal products during the three months ended September 30, 2010 and 2009

	Average Unit Sales Price Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$2.35	$5.48	$(3.13)
Boards	10.65	9.01	1.64
Floors	20.42	19.89	0.53
Overall Average Products	5.34	11.47	(6.13)

The decrease in average sales price per square meter, as reflected in the table, is relatively primarily attributable to the facts that we sold much more quantities of low unit sales price products of wood materials of density materials in the current period rather than a decrease in the sales price of major products of wood materials. Despite we prompted slightly unit sales price for boards commencing from October 2009. We sold more products of wood materials during the current periods. Therefore, the average sales price per square meter declined significantly for the three months ended September 30, 2010

Cost of Sales and Gross Profit

For the three months ended September 30, 2010, cost of sales amounted to $7,552,944 or 68.65% of net revenues as compared to cost of sales of $6,481,710 or 63.85% of net revenues for the three months ended September 30, 2009. Gross profit for the three months ended September 30, 2010 was $3,449,554 or 31.35% of total revenues, as compared to $3,669,292 or 36.15% of total revenues for the three months ended September 30, 2009. The gross margin decreased primarily as a result that we sold more products of wood materials which were low gross margin to our major customers during the current periods. In addition we raised employee salaries commencing in October 2009 and in May 2010. As a result, our unit costs increased slightly for the three months ended September 30, 2010 as compared to the same period of 2009.

The following table sets forth information regarding the average cost per square meter of our principal products during the three months ended September 30, 2010 and 2009

	Average Cost Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$1.93	$3.74	$(1.81)
Boards	5.84	5.71	0.13
Floors	11.31	10.94	0.37
Overall Average Products	3.67	7.33	(3.66)

The decrease in average cost per square meter, as reflected in the table, is relatively primarily attributable to the facts that we sold much more quantities of low unit cost products of wood materials for the three months ended September 30, 2010 as compare to the same periods in 2009

Operating Expenses

For the three months ended September 30, 2010, total operating expenses were $756,666 as compared to $2,031,796 for the three months ended September 30, 2009, a decrease of $1,275,130 or 62.76%. This decrease was attributable to a decrease in selling expenses and commission costs. Despite the increase, an increase in freight costs was associated with the increase in our revenues. However the amount of the potential increase was reduced by a change in the commission rate from 10% to 2% in the fourth quarter of 2009. The decrease in general and administrative expenses was primarily attributable to decreases professional fees in the third quarter of 2010 as compared to the same quarter of 2009.

For the three months ended September 30, 2010, bad debt reserve amounted to $61,897 as compared to $248,574 for the three months ended September 30, 2009, a decrease of $186,677 or 75.10%. The reason is primarily attributable to an increase in bad debt allowance from 0.5% to 5% of the outstanding accounts receivable commencing as of July 2009.

For three months ended September 30, 2010, research and development costs amounted to $309 as compared to $73,181 for the three months ended September 30, 2009, a decrease of $72,872 or 99.6%. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)

For the three months ended September 30, 2010, other income - net, amounted to $45,955 as compared to other expense net of $15,492 for the three months ended September 30, 2009, a increase of $61,447 or 396.64%. Other income for the three months ended September 30, 2010 and 2009 is related to the income received from the leasing of our Yu Ler Yuan Resort..

For the three months ended September 30, 2010, net interest income was $13,065 as compared to net interest expense of $41,752 for three months ended September 30, 2009, a decrease of $54,817 or 131.29%.In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%.  On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.  On October 31, 2010, a second amendment agreement was entered into between the Company and the Selling Stockholders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  Upon the closing of the concurrent Offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. As a result, the Company recalculated interest expense from 24% to 18% for the three months ended September 30, 2010, which caused the interest expense declined significantly for the three months ended September 30, 2010.

Income Tax

Net income taxes expense increased by $113,357 to $407,187 for the three months ended September 30, 2010 as compared to $293,830 for the three months ended September 30, 2009. This increase was primarily due to an increase in net income before income taxes in the third quarter of 2010 as compared to the third quarter of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TONINE MONTHS ENDED SEPTEMBER 30, 2009

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
			(Decrease)/ Increase
Revenues	$22,436,245	$17,056,777	$5,379,468	31.54%
Cost of Goods Sold	15,744,727	11,032,415	4,712,312	42.71%
Gross Profit	6,691,518	6,024,362	667,156	11.07%
Gross Profit Percentage	29.82%	35.32%
Operating Expenses
Selling expenses	1,205,358	2,470,208	(1,264,850)	-51.20%
Bad debt	220,666	253,104	(32,438)	-12.82%
Research & development costs	110,187	73,181	37,006	50.57%
General and administrative expense	493,970	427,381	66,589	15.58%
Total Operating Expenses	2,030,181	3,223,874	(1,193,693)	-37.03%
Income From Operations	4,661,337	2,800,488	1,860,849	66.45%
Other Income (Expense)
Interest (expense), net	(72,269)	(259,117)	186,848	-72.11%
Other income, net	98,134	78,760	19,374	24.60%
Total Other Income (Expense)	25,865	(180,357)	206,222	-114.34%
Income from Continuing Operations Before Taxes	4,687,202	2,620,131	2,067,071	78.89%
Income Tax Provision	702,063	477,030	225,033	47.17%
Net Income Before Noncontrolling Interest	3,985,139	2,143,101	1,842,038	85.95%
Less: Net income attributable to the noncontrolling interest	319,663	179,190	140,473	78.39%
Net Income Attributable to Asia Cork Inc.	$3,665,476	$1,963,911	$1,701,565	86.64%

Revenues

For the nine months ended September 30, 2010, our revenues were $22,436,245 as compared to $17,056,777 for the nine months ended September 30, 2009, an increase of $5,379,468 or 31.54%. The primary reason for the increase was attributable to the fact that our sales of major finished goods of boards increased for the nine months ended September 30, 2010 as compared to the same period of 2009. Moreover, we manufactured more series of products for wood materials commencing April 2010, which caused the quantities of wood materials to increase significantly during the nine months ended September 30, 2010. In addition, we sold secondary raw materials in the amount of $1,189,002 to Sichuan Hanxin during the first quarter of 2010. No such sales were made in the first quarter of 2009.

The following table sets forth information regarding the sales of our principal products during the nine months ended September 30, 2010 and 2009

	For The Nine Months Ended September 30
	2010			2009			2010 Less 2009
Product Name	Quantities (Square Meter)	Amount	Sale %	Quantities (Square Meter)	Amount	Sale %	Quantity (square meter)	Amount	Sale %
Wood Materials	2,684,477	$7,035,666	31.2%	737,150	$4,220,428	25%	1,947,327	$2,815,238	67%
Boards	230,989	2,448,256	11.1%	113,717	1,024,081	6%	117,272	1,424,175	139%
Floors	599,206	11,731,326	52.3%	586,085	11,747,160	69%	13,121	(15,834)	0%
Secondary raw materials	-	1,189,002	5.3%	-	-	0%	-	1,189,002	0%
Others	-	31,995	0.1%	-	65,108	0%	-	(33,113)	-51%
Total	3,514,672	$22,436,245	100%	1,436,952	$17,056,777	100%	2,077,721	$5,379,468	32%

The increase in quantities per square meter, as reflected in the table, is relatively primarily attributable to the fact that we increased orders from our new and existing major customer.  We increased sales volume of our products from 1,436,952 for the nine months ended September 30, 2009 to 3,514,672 during the nine months ended September 30, 2010.

The following table sets forth information regarding the average unit sales price per square meter of our principal products during the nine months ended September 30, 2010 and 2009

	Average Unit Sales Price Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$2.62	$5.73	$(3.11)
Boards	10.60	9.01	1.60
Floors	19.58	20.04	(0.47)
Overall Average Products	6.38	11.87	(5.49)

The decrease in average sales price per square meter, as reflected in the table, is relatively primarily attributable to the facts that we sold much more quantities of low unit sales price products of wood materials of density materials in the current period rather than a decrease in the sales price of major products of wood materials. Despite we prompted slightly unit sales price for boards commencing from October 2009. We sold more products of wood materials during the nine months ended September 30, 2010. Therefore, the average sales price per square meter declined significantly for the nine months ended September 30, 2010

Cost of Sales and Gross Profit

For the nine months ended September 30, 2010, cost of sales amounted to $15,744,727 or 70.18% of net revenues as compared to cost of sales of $11,032,415 or 64.68% of net revenues for the nine months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010 was $6,691,518 or 29.82% of revenues, as compared to $6,024,362 or 35.32% of revenues for the nine months ended September 30, 2009. Gross margin decreased primarily as a result of selling more products of wood materials which generated low gross margins to our major customers for the nine months ended September 30, 2010. Moreover there was a low margin sale of secondary raw materials to Sichuan Hanxin in the first quarter of 2010.  In addition, we raised employee salaries commencing in October 2009 and in May 2010. As a result, our unit costs increased slightly for the nine months ended September 30, 2010 as compared to the same period of 2009.

The following table sets forth information regarding the average cost per square meter of our principal products during the nine months ended September 30, 2010 and 2009

	Average Cost Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$2.10	$4.06	$(1.96)
Boards	5.99	5.95	0.04
Floors	11.60	11.52	0.08
Overall Average Products	4.48	7.68	(3.20)

The decrease in average cost per square meter, as reflected in the table, is relatively primarily attributable to the facts that we sold much more quantities lower unit cost products of wood materials for the nine months ended September 30, 2010 as compare to the same periods of 2009.

The following table sets forth information regarding the sales and costs of secondary raw materials during the nine months ended September 30, 2010 and 2009

	For The Nine Months Ended September 30, 2010
	Total Quantities	Sales Amount	Unit Sales Price	Costs Amount	Gross Profit	Unit Costs Price
Secondary Raw Materials	567,673	$1,189,002	2.09	$1,171,147	$17,855	2.06

Because it is difficult to control the application amount of secondary raw materials in the course of manufacturing cork floor product in Sichuan Hanxin, and in order to avoid too much cash flow into the secondary raw materials, in January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials without any profit. See more information in Note 4 of financial statement.

Operating Expenses

For the nine months ended September 30, 2010, total operating expenses were $2,030,181 as compared to $3,223,874 for the nine months ended September 30, 2009, an decrease of $1,193,693 or 37.03%. This decrease was attributable to a decrease in selling expenses. The decrease in selling expenses was primary attribution to a decline in commission fees. Despite the increase, an increase in freight costs was associated with our increased revenue. However the amount of the potential increase was reduced by a change in the commission rate from 10% to 2% starting the fourth quarter of 2009. The increase in general and administrative expenses was primarily attributable to increases in employee salaries and professional fees for the nine months ended September 30, 2010 as compared to the same period in 2009.

For the nine months ended September 30, 2010, bad debt reserve amounted to $220,666 as compared to $253,104 for nine months ended September 30, 2009, a decrease of $32,438 or 12.82%. The reason for the decrease is primarily attributable to an increase in bad debt allowance from 0.5% to 5% of the outstanding accounts receivable commencing as of July 2009.

For the nine months ended September 30, 2010, research and development costs amounted to $110,187 as compared to $73,181 for the nine months ended September 30, 2009, an increase of $37,006 or 50.57%. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)

For the nine months ended September 30, 2010, other income net amounted to $25,865as compared to other expense net of $180,357 for the nine months ended September 30, 2009, a increase of $206,222 or114.34%. Other income for the nine months ended September 30, 2010 and 2009 is related to the income received from the leasing of our Yu Ler Yuan Resort.

For the nine months ended September 30, 2010, net interest expense was $72,269 as compared to net interest expenses of $259,117 for nine months ended September 30, 2009, a decrease of $186,848, or 72.11%. In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.  On October 31, 2010, a second amendment agreement was entered into between the Company and the noteholders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  Upon the closing of the concurrent Offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. As a result, the Company recalculated interest expense from 24% to 18% for the nine months ended September 30, 2010, which caused the interest expense declined significantly for the nine months ended September 30, 2010.

Income Tax

Net income taxes expense increased by $225,033 to $702,063 for the nine months ended September 30, 2010 as compared to $477,030 for the nine months ended September 30, 2009. This increase was primarily due to an increase in net income before income taxes in the first three quarters of 2010 as compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash and equivalents plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $8,511,502 from  $9,665,058 as of December 31, 2009 to $18,176,560 as of September 30, 2010. The increase was primarily due to an increase in inventories and accounts receivable in the amount of $3,360,855 and $4,335,379 during the current year, respectively. At the same time, we had an increase in accounts payable and accrued expenses in the amount of $771,672.

Cash provided by operating activities was $441,775 for the nine months ended September 30, 2010 as compared to $1,455,045 for the nine months ended September 30, 2009. The decrease in cash provided by operating activities for the nine months ended September 30, 2010 was a result of an increase of accounts receivable.

Investing activities for the nine months ended September 30, 2010 was $1,297,319 of net cash provided as compared to $708,962 of net used for the nine months ended September 30, 2009.  The provision of cash for the nine months ended September 30, 2010 was primarily attributable to proceeds from withdraw deposit for purchase of fixed assets from an unrelated agent.

Financing activities for the nine months ended September 30, 2010 was $186,026 of net cash used, as compared to $224,132 used for the nine months ended September 30, 2009. The use of cash for the nine months ended September 30, 2010 and 2009 were primarily attributable to repayment of a loan from an unrelated party, respectively.

In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. Upon the closing of a financing of at least $2,000,000, the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of common stock sold in such financing.  Each holder also has the option to either be paid the principal and interest due under the promissory note or, convert the note into shares of common stock at a conversion price of $0.228 per share. The warrants are exercisable at any time after the consummation of such financing through the fourth anniversary of the consummation of such financing (the "Financing Expiration Date"). Since the financing  did not occur within 12 months of the issuance of the warrants, each warrant is exercisable for the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228, at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. The interest payable regarding the convertible notes has been accrued and recorded as of September 30, 2010. On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.  On October 31, 2010, a second amendment agreement was entered into between the Company and the Noteholders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  Upon the closing of the concurrent Offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the notes.

The promissory notes are secured by common stock pledged by Pengcheng Chen, our Chief Executive Officer and Fangshe Zhang, our Chairman. The holders have not sought to take possession of such collateral to date.

We have approximately $17.88 million of net working capital (total current assets less total current liabilities). This increase was primarily because our accounts receivable balance increased from improvements in credit sales for the nine months ended September 30, 2010, despite the fact that the payment by our major customers was extended to one year commencing as of July 2010. In order to ensure that we have sufficient funds, we will actively attempt to collect the outstanding accounts receivable in the near future. As a result, we believe we have sufficient resources to finance our operations for the coming year.

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

Not applicale.

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

ASIA CORK INC.

Dated: November 13, 2010	By:	/s/ Pengcheng Chen
Name: Pengcheng Chen,
Title: Chief Executive Officer

	By:	/s/ Yi Tong
Name: Yi Tong,
Title: Chief Financial Officer