Form 10-K
period 2010-12-31
Asia Cork Inc.
filed 2011-04-15
CIK 1104040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

COMMON STOCK, $.0001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,105,152 on June 30, 2010, based upon the $0.28 closing price per share of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of April 14, 2011, there were 35,913,850 shares of common stock outstanding.

Documents incorporated by reference: NONE

FORWARD LOOKING STATEMENTS

THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ASIA CORK INC. (“WE” OR “COMPANY”) AND OUR SUBSIDIARES, XI’AN HANXIN TECHNOLOGY CO., LTD. (“HANXIN”) AND XI’AN CORK INVESTMENTS CONSULTATIVE MANAGEMENT CO. (“XI’AN”) OR THEIR REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE “RISK FACTORS” SECTION AND ELSEWHERE IN THIS REPORT.

PART I

ITEM I.  BUSINESS

Overview

As used in this Form 10-K, unless otherwise indicated, the terms “we,” “our,” “us,” “Company” and “Asia Cork” refer to ASIA CORK, INC., a Delaware corporation, (formerly known as Hankersen International Corp.), its wholly-owned subsidiary, Hanxin (Cork) International Holding Co., Ltd., a Company organized in the British Virgin Islands (“Hanxin International”), Xi’An Cork Investments Consultative Management Co., Ltd., a Company organized in the People’s Republic of China (“Xi’An”) and Xian Hanxin Science and Technology Co., Ltd. (“Hanxin”), over which the Company owns a 92% equity interest and that was organized in the People’s Republic of China, and Cork Import and Export Co., Ltd., a subsidiary in which Hanxin owns a 75% equity interest and which was organized in the People’s Republic of China (“Cork I&E”). “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.

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

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and one of our wholly-owned subsidiaries, ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for 24,000,000 shares of the Company’s common stock and 1,000 shares of Series A Preferred Stock, which converted into 29,530,937 shares of our common stock. Subsequent to the merger and upon the conversion of the Series A Preferred Stock, the former shareholders of Hanxin International owned 95%  of the outstanding shares of our common stock as of December 31, 2005.

Hanxin International has no other business activities other than owning 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xi’an Hanxin Science and Technology Co., Ltd. ("Hanxin"), incorporated in July 2002; both Xi'An and Hanxin are People's Republic of China (PRC) corporations. Most of our operating and business activities are conducted through Hanxin.  Hanxin is our principal operating subsidiary.

During the year ended December 31, 2005,  Hanxin acquired a 75% equity interest of Cork Import and Export Co. Ltd. (“Cork I&E”), a PRC corporation that engages in cork trading businesses.

On July 11, 2008, the Company's wholly-owned subsidiary, Asia Cork Inc., was merged into its parent, Hankersen International Corp., as approved by our Board of Directors pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name, from Handkersen International Corp. to Asia Cork, Inc., its Certificate of Incorporation is otherwise unchanged.
The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK”

Business Overview

The Company, through its subsidiaries, engages in the development, manufacture and distribution of cork wood floor, wall, sheets, rolls and other cork decorating materials, which are generally regarded as environmentally friendly. Located in Xi’an, we are a rapidly growing leader in the industry of cork-based building materials.

Cork is a renewable natural resource, harvested only from the bark of the cork tree, thus leaving forests generally undamaged. Compared to other similar products, cork products have the characteristics of their impermeability, buoyancy, elasticity, and fire resistance. The sustainability of production and the easy recycling of cork products and by-products are two of its most distinctive aspects. Our product lines include raw cork materials, semi-finished cork products, finished cork products, and by-products, including cork roll, cork paper, crafts and ornaments, cork floorboards and wallboards.

The average wholesale price of Hanxin cork floors is around $60/m2, while products from Europe are usually priced at 75/m2 on average. Hanxin enjoys significant cost advantage as its production activities are all performed in China. Raw cork materials, mainly cork granules in China, cost only 30-40% of the cost of the raw materials from Portugal, and the average labor cost in China is around 20-10% of the cost in Europe, which gives us a pricing advantage and higher margin than its competitors.

Currently we have right to use 17 patents regarding cork processing technologies. We own 3 patents, lease 3 patents from Mr. Fangshe Zhang, our Chairman and a principal shareholder, and also obtained an exclusive right to use another 11 patents of Mr. Zhang without payment of any royalties.  When our royalty payments with respect to the three patents end in 2011, we will receive an exclusive right to use these patents without payment of any royalties.  We believe that these 17 patents give us competitive advantages in our product quality.  Please see the “Intellectual Property” and “Certain Relationships and Related Transactions” sections below.

We sell our products under the “Hanxin” brand to customers through sales agents.  All of our sales are to distributors in China, some of whom resell the products or reprocess the products and sell their products overseas.  Our products are currently being exported to India, the United States, Japan, and Germany by those unrelated national distributors and agents. Our objective is to utilize our technology and cost advantages of being based in China in order to become a leading cork product developer and manufacturer. We intend to continue to develop new products, expand the market for cork floorboard, wallboard and other products globally, and increase our sales revenue. In order to achieve our objectives, we intend to, among other things, increase our sales and marketing efforts, enhance production capacity, ensure our raw material incoming source, acquire other cork manufacturing factories and other cork exporting companies in China, continue expanding domestic market by establishing sales network in China, export our cork products to overseas countries by our own sales network, and establish our own cork plantation in China. Although there is no assurance that we will be able to achieve these objectives, we believe that if the previously stated expansion plans are successful, we can increase our production capacity substantially.

Pursuant to an Entrust Purchase Agreement Hanxin entered into in November 2005 through an unrelated agent, Hanxin was going to purchase a factory’s fixed assets, such as factory facilities and equipments, through an unrelated agent, for which it had to issue a $2,021,380 (equivalent to RMB 13,800,000) deposit.  Due to dissension within the factory’s creditors, the agent could not close the purchase by the originally agreed upon date.  However, the parties agreed to postpone the date so that if the purchase did not occur by June 30, 2010, Hanxin’s deposit for the fixed assets would be returned.  Due to various issues with the factory’s creditors, the purchase did not take place by such deadline and therefore, the deposit was returned to Hanxin in June 2010.

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

Due to the special structure and constitution, cork is noted for the following properties:

*
Environmentally friendly – cork barks are harvested with no harmful chemicals used in the harvesting process. Moreover, the cork production process uses no water, emits no CO2 or other gases and produces no waste materials that cannot be recycled.  As a result, the cork products can be widely used even in food-related industry, ranging from wine stoppers to the medium for growing mushrooms;

*	No toxic evaporation - floor planks contains only 6 milligrams of formaldehyde for every 100 grams, lower than the Chinese national standard of 9 milligrams;
*	Durability – has a high friction coefficient. As a result, cork products have outstanding durability and can be used for many years when properly maintained;
*	Lightness and Low Density – The cellular structure of cork makes it very lightweight, resulting in cork's celebrated buoyancy;
*	Impermeability – is impermeable to both liquids and gases, giving it superior sealing capabilities;
*	Elasticity – is pliable and rebounds well to original size and shape;
*
Low conductivity –  has one of the best insulating values of any natural material, with very low conductivity of heat, sound or vibrations. This enables cork to reduce heating and cooling costs and makes cork a good sound-proof material for construction and decoration;

*	Fire resistance – has a high tolerance to heat; and
*	Anti-moth – is fully resistant to damage by moths.

The distinct appearance of cork facilitates its use for decorating purposes, from floor and wall tiles to wallpaper to decorative specialty uses. Cork’s resilience helps cork products recover from compression or puncture. Longevity under heavy usage is a cork trademark. With many special properties, cork building material can be used both practically and aesthetically in diverse environments, including retail stores, restaurants, offices, hotel rooms and lobbies, clinics, resorts, universities, public buildings, houses of worship and many more public and private environments.

Our  Products

Our Company produces the following cork products:

Cork Granule

Cork granule comes in various sizes and is the early stage of cork material processing. Granules of cork can also be mixed into concrete by natural resin glue, which is environmental friendly. The composites made by mixing cork granules and cement have low thermal conductivity, low density and good energy absorption.

Cork Sheet and Roll

Cork board and sheet/roll are of different thickness according to their usage, which need advanced processing techniques and have strict manufacturing requirements.  Producing cork sheet and cork roll use more raw bark materials than other base materials.  Customers process these items into cork art crafts and  into underlayment for wood floors,  notepads and similar products.

Glue-down Floor

Glue-down cork floor is made of two layers of cork and can be glued down to the flat ground when being installed. The special features of cork material have enabled it to be an ideal flooring material. With its elasticity, cork is a natural floor cushion, being soft, comfortable and less tiring to walk on. Cork flooring maintains warmth and is used for sound proofing.  Unlike other materials, cork tends to look less “worn out.”  Cork flooring can also be crafted into many different designs and patterns that are difficult to achieve using other raw materials. We currently produce several series of glue-down cork floor with different designs, colors and granules. This product is of comparatively high profit margin and is currently our major product.

Floating Floor

Floating cork floor is the high-end cork floor board. The tiles can interlock with each other and are therefore fast and convenient to install. Different from glue-down floor, which is usually made of two layers that are both made completely by cork, floating cork floor tiles consist of three layers. The surface layer consists of approximately three millimeter thick cork with well-designed pattern and color, the middle layer consists of approximately seven millimeter thick high density fiberboard, and the under layer consists of approximately  one millimeter thick  cork sheet. Besides being convenient and environmentally friendly to install, the thickness provides for better comfort and a more luxurious feeling. This product produces the highest profit margin among all our products f and we are gradually moving our focus from sheet and roll to the production and sale of floating cork floor.

The specifications of cork floors we produce are listed below:

Testing	Data	National Standard
Formaldehyde emission	E=7	E≤9
Collision sound	14-16dB	No requirement on collision sound for normal floorboard/wallboard
Heat transmission coefficient	0.06mk	No requirement on Heat transmission coefficient for normal floorboard/wallboard*
Anti static electricity	2.2kv	No requirement on static electricity resistance for normal floorboard/wallboard
Abrasion resistance	5000 wear cycles	4000 wear cycles
Fire resistant coefficient	22.2	No requirement on fire resistance for normal floorboard/wallboard
Fire resistance rating	Level B two	Divided into 4 levels according to National Standard GB8624-1997 **
Chemical resistance	Can resist muriatic acid for one hour	No requirement on chemical resistance for normal floorboard/wallboard***

*The construction and decoration materials industry in China usually regards materials with the heat transmission coefficient of 0.06 W/(m•K) as heat insulating material, while materials with the heat transmission coefficient that is equal to or less than 0.05 W/(m•K) as high-efficiency heat insulating material, although there are no official standards to classify heat insulation materials. The heat transmission coefficient of normal wood floorboard is ranging from 0.070 to 0.233W/(m•K).

**National Standard GB8624-1997 is the fire resistance rating system for general construction materials. Construction materials are categorized into 4 levels as follows:

A	Non-flammable
B1	Flame retardant
B2	Flammable
B3	Highly flammable

***According to ISO3810-1987, the international standard on cork floor, cork floor should be able to resist muriatic acid for half an hour.

Our quality control is done internally. Tests for quality control systems are done for every batch of finished products and products are only sold if they meet the required quality standards set by Hanxin and several other domestic cork producers. The test standards we apply are much higher than the national standards for artificial boards. Based on these high standards, we believe the quality of our products is superior in the industry.

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

Basic  Board

Basic cork board is similar to glue-down cork floor except that it is not been covered by a UV membrane.  Basic board can therefore be tailored to different uses according to a customer’s specific needs, such as the underlayment for wood floor or soundproof material.

The first two columns pictured above are selected sample pictures of wall boards. The last two columns pictured above are selected sample pictures of floor boards.

As of December 31, 2010 the sales percentage based on categories of products for 2010 is as follows:

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

From 2002 until 2008, we built five workshops in sequence on over 80 thousand square meters of leased lands which are all located in the vicinity of Xi'an, Shanxi Province, China. All of the production procedures are performed in these workshops. Workshop number one through number three were all established and started operation before August 2003. The fourth workshop was built in June 2005 and started operation in September 2005.  Construction of the fifth workshop commenced in the third quarter 2007 and was completed in September 2008.

We have two production lines installed in the first four workshops. One line is for the production of floor plank and wallboard, with an annual production of approximately 300,000 square meters for floating cork floor and an annual production of approximately 1 million square meters for ordinary cork floor and wallboard.  The other line is for the production of cork sheets and semi-finished products, such as rolls of cork, with an annual production of approximately 70,000 boxes of products.  Due to the unique non-standard production procedures for our product, each production line involves several workshops. The major function and output of the four workshops are shown as the following:

No.	Functions	No. of workers	Major product	Output (per shift, 2~3 shifts everyday)
1	Cutting, grinding, seasoning, film pressing, slicing, heated compounding, coating and waxing	80~90	Cork granule, sheet/role, wall boards	100 boxes 500 m2 wall board

2	Cutting, grinding, film pressing, slicing and polishing	70~80	Cork sheet/roll	100 boxes

3	Inspection, packaging and warehousing	Around 30	Not applicable	Not applicable

4	Heated pressing and compounding, edging, coating and inspection	70~80	Cork floor boards	>300 m2

The fifth workshop has about 6,000 square meters of capacity.   Although we began installing production equipment in the fifth workshop to establish a third production line to produce high-end cork floor planks, due to adverse market conditions in 2008 and the resulting temporarily reduced demand of high-end cork floor planks, we could not complete this production line.  Currently, the fifth workshop is used for part of the production process of the new high-end products and as a warehouse of our final products. Upon receipt of additional funding, we hope to finish this third line and to use it to produce floating cork floorboards of around 300,000 square meters.

All our workshops are located in Shanxi Province which accounts for more than 65% of total bark production in the PRC.  Besides purchasing wild Quarks Variablilis, bark, we may also acquire lands to establish our own plantation for high quality cork oak trees.

Until September 20, 2010, we had an option to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of the major cork raw material providers located in Sichuan Province of China and our major supplier.  On September 20, 2009, we entered into an agreement (“Agreement”) with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The Agreement granted us an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. Since we did not obtain sufficient financing to support this purchase and other closing conditions were not satisfied as of September 20, 2010, the acquisition agreement terminated.  However, Sichuan Hanxian agreed to apply the acquisition deposit of approximately $1,362,234 (RMB9.3 million, as of the December 31, 2009 deposit date) to the amounts we owe to Sichuan Hanxin for the cork floor products we purchased from them in 2010.   Although we are still interested in purchasing Sichuan Hanxin, we have not had any informal or formal discussions with them about this and there can be no assurance that we will be able to agree upon terms for such acquisition or that we will have sufficient capital to consummate such acquisition.

In order to expand our production capacity and lower our production costs, we signed a Cork Floor Production Cooperation Agreement with Sichuan Hanxin for the production of cork floor boards on October 15, 2009 (the “Cooperation Agreement”). Together, we are building another production line for manufacturing the cork floor planks at Sichuan Hanxin’s location in Sichuan Province. According to the Cooperation Agreement, we provided a set of production equipment and Sichuan Hanxin agreed to provide the workshop and supplementary equipment. We agreed to prepay for raw materials and provide secondary raw materials to Sichuan Hanxin. Nevertheless, Sichuan Hanxin shall be responsible for the production of cork floor products according to our quality specifications and standards. According to the Cooperation Agreement, we have the exclusive right to sell the cork floor products produced by this production line. This new cork floor production line started to operate by early 2010, with an annual production capacity of approximately 200,000 square meters of products of floating cork floor. Accordingly, we will be able to increase our total annual output to 500,000 square meters of products of floating cork floor. However we only prepay raw materials payment, but do not provide secondary raw materials to Sichuan Hanxin commencing from April 2010.  Producing the finished product at Sichuan Hanxin allows us to produce product at a lower cost, as we save the higher transportation costs associated with transporting raw material as compared to finished product. Sichuan Hanxin also has existing buildings with the capacity to house additional production lines.

As of December 31, 2010, we were operating at 90% of our maximum production capacity. Our own production capacity cannot meet an expanding market demand. As a result, we are negotiating with several other mid-sized cork product manufacturers to serve as the original equipment manufacturer (“OEM”) and receive our support of technology and standards.  We have not yet entered into any other OEM contracts, but expect to develop long-term OEM cooperation with several manufacturers in the near future to enlarge our production output in a more stable manner while saving the cost of building new production facilities.

Raw Materials

Cork is the outer bark of a cork oak tree. During a harvest, the outer bark of a cork oak’s trunk and major branches is carefully stripped by hand – no mechanical stripping devices are allowed. Experienced cork strippers use a specialized cork axe to slit the outer bark and peel it away from the tree. The cork bark is then sorted by quality and thickness. The remaining cork (called “blocker waste," although it is perfectly good material) is then ground up and processed to be used in the production of agglomerated cork and cork & rubber compounds. These materials are used in a variety of applications from construction and gaskets and friction plates to sound proof materials.

A cork tree regenerates its outer layer 9 or 10 times during its 150-200-year lifetime. The first stripping of the cork bark occurs when the tree is 15 years of age, with subsequent yields at 9 to 10 year intervals. Because harvesting time is limited,   access to abundant natural resources of cork forest is a very important aspect of our business. At present, the supply and price of raw materials have been stable.

There are only two species of cork oak trees that produce bark that is suitable for manufacture of cork building materials, Quarks Suber and Quarks Variabilis. Quarks Suber comes from the evergreen arbor tree, and is native to the western Mediterranean area. On average, ten hectare Quarks Suber can shed cork about 150 kilograms every ten years, while high-quality Portugal Quarks Suber can produce 200 – 250, or even 500 kilograms every hectare. With its vast reservation of over 700 thousand hectare, Portugal is the largest source of cork products. The following graph shows the world distribution of Quarks Suber in 2006.

Country	Forest Area Hectares	% of Area	Production Tons (000)	% of Total Production
Portugal	736,000	32%	157	52%
Spain	506,000	22%	88	30%
Algeria	414,000	18%	17	6%
Morocco	345,000	15%	11	4%
France	92,000	4%	3	1%
Tunisia	92,000	4%	8	3%
Italy	92,000	4%	15	5%
TOTAL	2,277,000	100%	340	100%

Source: The Natural Cork Quality Council, US

Quarks Variabilis is a kind of wide-leaved deciduous tree that mainly grows in China. The wild forest area is about 1.2 million hectares. The most important growing area is Shanxi Province, especially the Qin Ba Mountain area whose reservation occupies over 65% of the wild forest in China. Different from Quarks Suber, the cork from Quarks Variabilis is completely wild grown, while trees of Quarks Suber in Europe are mainly grown on plantations.

Raw material, namely bark of Quarks Variablilis is an important aspect of our business. We purchase all raw materials, including bark, glue, PVC membrane, paint and other materials from over 20 suppliers. Three suppliers account for approximately 62.44% of our supply of raw materials in 2010.  We usually enter into one year purchase agreements with our suppliers and believe we have good relationships with such suppliers. Commencing in the fourth quarter of 2010, the market prices of raw materials and secondary materials began to increase. It is estimated that raw materials have increased by 15% and parts of the secondary raw materials (such as resin glue) have increased by over 20%. In December 2010, purchase agreements for raw materials were renewed with our suppliers at the new market prices and as a result, our gross profit margin will be affected.  In anticipation of the increased prices, we purchased large amounts of raw materials that we believe will be sufficient for approximately six months. The increased prices will have a greater impact on our financials during the second half of 2011; to offset this, we may increase our products’ sales prices in 2011 relative to the actual increase of raw materials and secondary raw materials prices.

Our major supplier, Sichuan Hanxin, obtained a three-year exclusive right (from 2009 to 2011) from Mian Yang City Forestry Administration, a government bureau in Mian Yang City of Sichuan Province, to collect, purchase, transport and process the cork bark raw material in four counties in Mian Yang City.  Through a regulation passed by the Mian Yang Municipal government, Sichuan Hanxin has the exclusive right to purchase cork bark from designated areas each year in order to conserve the supply of cork and allow the tress in harvested areas to re-grow their bark.

In furtherance of our plans to establish our own plantation, we entered into an agreement with Shanxi Shuta on October 20, 2009 to purchase a land use right of 4,669,000 square meters (equal to 7,000 Mu) located in Baoji District, Shanxi province from Shanxi Shuta; pursuant to this agreement, we loaned Shanxi Shuta approximately $1,514,621 (equivalent to RMB10,000,000). We plan to develop our own cork forest on the land, which would provide some of our raw materials at a lower cost.   If we do not pay the remaining purchase price of $4,210,647 (equivalent to RMB27.8 million as of December 31, 2010) by October 20, 2011, our loan to Shanxi Shuta will be forfeited to reimburse Shanxi Shuta for all expenses they incurred for this land use right purchased from Bao Ji government, and the parties will have no further obligation to each other regarding the loan or the land use rights purchase.

Strategic Cooperation Agreement with  Shanxi Shuta

Shanxi Shuta is one of the largest wholesale distributors of cork floor boards and wall boards in China. As of December 31, 2010, Shanxi Shuta had over 10 wholesale stores and four showrooms.

According to our strategic cooperation agreement, Shanxi Shuta shall

*	Order three types of “Shuta Brand” cork flooring plank products to be produced by Sichuan Hanxin based on Shanxi Shuta’s specification and

*	Order three types of “Shuta Brand” flooring plank semi-finished products to be processed by Sichuan Hanxin.

As to the “Shuta Brand” cork plank products, Shanxi Shuta has the exclusive right to distribute these products produced by Sichuan Hanxin.

Other Sales Agents

In addition to Shanxi Shuta, we have distribution contracts with several other companies to distribute our flooring plank and other products. In January 2009, we entered into Distribution Agreements with Shanghai Yuanrui Limited., Suzhou Juwang Ltd., Hangzhou Zhongheng Ltd. and Shanghai Tangyi Ltd.  These companies mainly distribute glue-down flooring planks and floating flooring planks. We provide product warranties to each distributor.

In 2011, we plan to increase the number of our distributors and enhance support for our distributors by providing more high-quality and delicately designed samples.  We also plan to increase our advertising efforts and our efforts to educate consumers about our product offerings.

Our Sales Team and Distributors

We also distribute products through our own sales team and an established network of regional distributors. Xi'an is our office headquarters for our sales force, with sales representatives in Beijing, Shanghai and Guangzhou. We plan to hire more contracted sales representatives within the central and northeast regions of China to attempt to increase our market reach. Besides our contracted sales representatives, we also have long term relationships with over 50 independent sellers in many regions of China. We seek to expand our existing sales channel for semi-finished products and other cork products such as decoration products, cork office equipment and cork art crafts.  Our focus is on educating the consumer about cork products through media advertisement.

International market:

Our products have been sold internationally to India, Japan and Germany through unrelated national distributors and agents. Commencing in May 2007, we began selling our products to overseas clients through unrelated national distributors and agents. In 2011, we expect to start our own overseas export sales network to Asian and North American markets.

Our strategic plan is to explore the markets for cork products in the next several years. Moreover, while the domestic construction industry recovers from the financial crisis and because foreign retailers actively search for suppliers with quality products and lower prices, which we believe we can provide, we intend to focus more on foreign markets and gradually establish our brand name worldwide.

As of December 31, 2010, none of our customers accounted for more than 10% of our total sales.

Market Opportunities and Competition

Market Opportunities

As an environmentally-friendly construction material, there is increased demand for cork to home building and improvement projects within China’s rapidly-growing middle-class population. Even though cork is priced at a 10-15% premium over hardwood floorboards, significant market demand exists for the advantages mentioned above that only cork flooring possesses.

According to construction and decoration industry annual statistical database sponsored by National Bureau of Statistics of China, in 2009, the total sales of commercial building were 947,550,000m 2, with increase of 43.6% compared to 659,698,300m2 in 2008. The decoration industry in China has also grown in recent years. From the data of The First China Economic Census, released by National Bureau of Statistics of China, in 2010, the total output of construction decoration industry was around RMB 1 trillion, while in 2009, this number was RMB845 billion, with growth rate of  27%. Although the global financial shocks commencing in 2008 has had some negative effect to the industry in China, based on the sharp rebound in 2009 and 2010 we believe that significant market opportunities exist.

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

In the international market, cork building and decoration materials have been widely recognized as environmentally friendly high-end products. Yet because of the rareness of raw materials and the very limited output of cork floors and wallboards compared to ordinary wood floors, cork decoration materials are not widely advertised and used by end users. We believe there is a large potential market in developed countries where consumers are well educated and informed about environmental concerns and where the price of cork floors is similar to prices for high quality wood floors and ceramic tiles.

The world financial crisis has also caused many distributors and retailers to search for and offer less expensive supplies without giving up quality. We are able to offer products that can compete with European products in quality and fashion design at only one half to two thirds the price.

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

The Portugal cork enterprises usually have their own cork oak plantations where cork oak is grown and thinned by specialized personnel. As a result, the production of cork from these plantations is quite limited and the market volume is heavily dependent on the actual output capacity of these large companies. Spain is also a significant producer of cork.

Our competitors within China are local mid-sized cork manufacturers. These companies’ major products are semi-finished cork boards, sheets and roles. Compared to the competitors, we excel in our technology advancement, experience, as well as product quality and design. Thus, the competition between cork manufacturers in China has not fully developed at present.

We intend to transfer our semi-finished products to high-margin end products, where there is less competition.

Our Competitive Strengths include the following:

Access to abundant raw material resources

There are about 2.3million hectares of Quarks Suber cork forest worldwide; 32% in Portugal, and 22% in Spain. However, in terms of production, China trailed Portugal with an annual production of approximately 100,000 tons of Chinese cork oak (Quarks Variabilis), which is abundant in the Shanxi, Gansu, Henan, Hubei and Sichuan provinces. The raw materials supply to Hanxin is stable and at a much lower price than European raw materials.

Experienced Management Team

Our senior management team has extensive business and industry experience in cultivating and monitoring forests of oak cork trees, developing technologies in the production of cork products and marketing of cork products both in China and other international markets.

Strategic Alliance with Top Research Institutions

We have been striving to improve the quality of our products through research and development (R&D) in collaboration with educational institutions such as the Northwest Sci-Tech University of Agriculture & Forestry. Senior professors from this institution serve as technical consultants to equip us with the latest technical advancements. In recent years, we have reduced research and development efforts; however when sales improve, we intend to strengthen our research and development of new products.

Quality Control

We place great emphasis on the quality of our products and quality control system. In particular:

*	In August 2009, our cork floor was approved by Xi’an Product Quality Supervision Inspection Institute for formaldehyde emission testing. (Certification No. G0900804)

*	In August 2009, our cork wallboard was approved by Xi’an Product Quality Supervision Inspection Institute for formaldehyde emission testing. (Certification No. G0900806)

*	In August 2009, our cork sheet was approved by Xi’an Product Quality Supervision Inspection Institute for formaldehyde emission testing. (Certification No. G0900799 and G0900800)

*	In August 2009, our cork roll was approved by Xi’an Product Quality Supervision Inspection Institute for formaldehyde emission testing. (Certification No. G0900801)

*	In February 2005, our cork floor passed material sound absorption testing by Acoustics Research Center from Tong Ji University

*
In October 2003, our cork floor was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of GB18580, GB/T18102-2000, GB/T18103-2000 with Certification NO.G0300708.

*	In November 2003, our cork wallboard was approved by Xi’an Institute of Supervision & Testing on Product Quality in standard testing of Q/HX01-2001 with Certification NO.G0300742.

*
In October 2001, our products and standards were certified by the Xi’an Quality Technology Supervision Bureau, the governmental agency responsible for the inspection of commodities being imported and exported to and from China.

Currently, our ISO9000: 2000 and ISO14001 certifications are pending.

Intellectual Property

Currently we have the right to use 17 patents regarding cork processing technologies, 3 of which we own.  Additionally, we lease 3 patents (for which we pay annual royalties), and have an exclusive right to use another 11 patents (without any royalty fees) owned by Mr. Zhang, our Chairman and principal shareholder.  When our royalty payments with respect to the three patents end in 2011, we will receive an exclusive right to use these patents without payment of any royalties.  See “Certain Relationships and Related Transactions.”

The following is a table listing all of the patents referenced above.

Patents Owned:

ZL01121762.0	Effective date from Oct. 24, 2001 to Oct. 23, 2021

ZL01131761.2	Effective date from Oct. 24, 2001 to Oct. 23, 2021

ZL01131763.9	Effective date from Oct. 24, 2001 to Oct. 23, 2021

Patents Leased:

ZL02114508.3	Effective date from Feb. 9, 2002 to Feb. 8, 2022

ZL02114507.5	Effective date from Feb. 9, 2002 to Feb. 8, 2022

ZL02114510.5	Effective date from Feb. 9, 2002 to Feb. 8, 2022

Exclusive Right Patents:

ZL01131763.9	Effective date from May 26, 2004 to Mar. 25, 2024

ZL03262606.1	Effective date from July 28, 2004 to July 27, 2024

ZL200410025960.x	Effective date from Mar. 17, 2004 to Mar. 16, 2024

ZL200420041668.2	Effective date from Mar. 17, 2004 to Mar. 16, 2014

ZL03241926.0	Effective date from Jun. 19, 2003 to Jun. 18, 2013

ZL03241927.9	Effective date from Jun. 19, 2003 to Jun. 18, 2013

ZL03241928.7	Effective date from Jun. 19, 2003 to Jun. 18, 2013

ZL02261996.8	Effective date from July 29, 2002 to July 28, 2012

ZL03262604.5	Effective date from Aug. 11, 2003 to Aug. 10, 2013

ZL200420086143.0	Effective date from Nov. 4, 2004 to Nov. 3, 2014

ZL200420042256.0	Effective date from July 27, 2004, to July 26, 2014

PRC Government Regulations

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

We do not believe that the costs and compliance with applicable environmental laws materially impact our business.  Potential liability in connection with environmental regulation arises from the possibility that pollution will be caused by the dust generated when cork barks are ground into fine granules, which is typical for the artificial board industry.  This problem is usually solved by installing dust removing facilities.  We believe that we have installed sufficient dust removing systems in our workshops and have been effectively controlling our dust emission; furthermore, the cost for installing these systems is included in the cost of establishing production lines.  Although such dust removing systems consume additional electricity, the additional utility expense increased is minimal compared to the total production expenses.  Since our production procedures do not consume water and thus do not produce waste and also do not generate any solid waste, and since cork is sold as the raw material for feed or fertilizer, we do not believe we face any other environmental compliance issues.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”) and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of  are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with the PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on the PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

As of December 31, 2010, we had 273 employees, and believe our relationships with our employees are good. All of our employees are based in China. There are no collective bargaining contracts covering any of our employees.

ITEM IA.  RISK FACTORS

Any investment in our securities involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this Form 10-K before deciding whether to purchase our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price could decline due to any of these risks, and an investor may lose all or part of his investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting our Company. This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS

If we fail to obtain additional financing, we will be unable to execute our business plan.

The revenues from the production and sale of cork products and the projected revenues from these products are not adequate to support our expansion and product development programs. Despite our recent financings, we may need additional funds to obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights; and market our products. Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.

We cannot assure you that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We must be able to effectively improve our products; and if we are unable to improve our products, our business may be adversely affected.

We are seeking to improve our profitability by producing more finished cork products, which generally have higher profit margins, as a percentage of total sales. If we are unable to improve and develop our products, we may not be able to improve our profit margins or improve our ability to compete effectively.

We are dependent on raw materials. Any shortages of the necessary materials would have a materially adverse effect on our business.

The supply of cork raw material is the base of production. Although we believe that we have an abundance of access to our required raw materials, the shortfall of raw material will impair the development and production of our products. The supply of these raw materials can be adversely affected by any material change in the climate or other environmental conditions, which may have a material adverse impact on the costs of raw materials. Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials which may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We Are Dependent On Certain Major Suppliers For Our Raw Materials. In The Event That We Are No Longer Able To Secure Raw Materials From These Suppliers And Are Unable To Find Alternative Sources of Supply At Similar Or More Competitive Rates, Our Operations And Profitability Will Be Adversely Affected.

For the production of our products, we rely on our major suppliers for a significant portion of the supply of raw cork material. Although we purchase supplies from approximately 20 suppliers, three suppliers accounted for about 62.44% of our supply of raw material in 2010. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

We Do Not Own All Of The Cork Processing Technology Related Patents We Are Using And Are Subject To The Terms And Conditions Of A Licensing Agreement.

We are dependent on the patents licensed to us from Fangshe Zhang, our Chairman and principal shareholder.  Mr. Zhang owns 14 cork processing technology related patents in China; 3 of which we lease and 11 of which we have an exclusive right to use.  As a result, our business activities related to exploiting these patents are dependent on these licenses. If Mr. Zhang terminates any of these licenses, we would not be able to use them in our business and therefore we would cease deriving revenue associated therewith.

Our overseas growth is dependent on the strategic plan on expanding in foreign markets.

We plan to expand into the foreign markets and the U.S. market, within the next few years. Although we have established cooperation relationships with several large building and decoration material dealers in the U.S. and Taiwan, no definitive agreements with these parties have been entered into. If we cannot agree to acceptable terms with these parties, or should there be any economic turndown that significantly weakens the sales ability of these dealers and other foreign wholesalers and retailers, we may not achieve our goal of revenues and our strategic growth would be significantly and adversely affected.

Changes in the extensive regulations to which we are subject could increase our cost of doing business or affect our ability to grow.

The governments of countries where Haixan exports products, including, but not limited to India, the United States, Germany and Japan, may, from time to time, consider regulatory proposals relating to raw materials, market, and environmental regulation, which, if adopted, could lead to disruptions in supply and/or increases in operational costs, and hence indirectly affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected. Furthermore, these governments may change certain regulations or impose additional taxes or duties on certain Chinese imports from time to time. Such regulations, if effected, may have a material adverse impact on our operations, revenue and/or profitability.

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

We may not be entitled to certain benefits that we receive from the Chinese government, which may have an adverse affect on our business.

We take advantage of favorable tax rates and other beneficial governmental policies afforded to us as a result of the nature of our business. In the event that the program offered to us is amended or rescinded or our business no longer meets the eligibility requirements of the program, we may not be able to enjoy the benefits of these programs and as a result may have to pay higher income taxes, which may have a material adverse affect on us.  Further, the Chinese government may adjust the current industrial policies and tax rates with the growth of its political and economic environment, which may negatively impact our business.

We are controlled by principal shareholders, officers and directors, which may limit our ability to conduct certain activities or take certain actions without their consent.

Messrs. Fangshe Zhang, our Chairman, and Pengcheng Chen, our Chief Executive Officer own in the aggregate approximately 37% of our Common Stock. As a result, such persons may have the ability to control us and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of us.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures that could be a drain on our resources by our Company and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation and applicable Delaware law limits monetary liability against our directors, officers and employees and provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we would be unable to recoup.  These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and stockholders.

The extended payment terms to our major customers may result in a reduction in cash flow.

In connection with the expansion of our Chinese market and to promote a series of new products, the Company decided to extend the payment terms to major customers in Beijing, Shanghai, Guangzhou and Sichuan Hanxin from six months to one year. The extended payment terms contributed to an increase in our accounts receivable as of December 31, 2010 to $7,535,089, compared to $5,445,498 as of December 31, 2009.  The large amount of accounts receivable may cause losses as a result of increased bad debt expenses in the event our customers fail to pay us in time or at all.  Reduced cash flow as a result of the extended payment terms may affect our ability to purchase raw materials and may reduce our production and sales.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products.  Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our products within the industry;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant;

•	rapid technological change; and

•	the highly competitive nature of the cork industries.

 If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products and services to customers on a timely basis at a reasonable cost to those customers.  Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services.  Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers, which could adversely affect our relationship with our customers and reduce our revenues.

There can be no assurance that we can sustain or increase profitability.

Although we have achieved operating profits for many years, there can be no assurance that we can sustain or increase profitability.  Unanticipated problems, expenses, and delays are frequently encountered in developing and marketing products.  These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials and governmental regulation.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.  We may not achieve our business growth objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations.

The failure to maintain our relationships with our existing customers, their failure to expand their distribution channels or the failure to obtain new customers could negatively affect our revenues and decrease our earnings or have an adverse impact on our business.

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. These distributors sub-distribute our products. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Although we have entered into agreements to distribute our products with our customers, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationships with our customers will be maintained on satisfactory terms or at all.  The failure to maintain our relationships with our customers or the failure to obtain new customers, as well as the distributors inability to maintain and expand their distribution channels, could negatively affect our revenues and decrease our earnings or have an adverse impact on our business.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

Our success will depend in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products.  We rely on a combination of patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology.  Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States.  In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us.  Although we do not anticipate it happening, since we license many of our patents from our Chairman, he has the ability to terminate such licenses, in which case we would not be able to use such patents.  From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

The failure to increase our current manufacturing capacity could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We currently manufacture our products at four warehouses with two production lines to accommodate our production lines.  Manufacturing products at different sites presents risks because a disaster, such as a fire or hurricane, may interrupt our manufacturing capability.  In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays.  Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our current utilization of the manufacturing facilities is virtually at full capacity and may restrict our ability to attract large customers who require certainty in the production process.  We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget.  We may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations.  The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income.  In the event the demand for our products rapidly increases or spikes in a certain period, we may not have the manufacturing ability to fulfill demand, either in our own facilities or through agreements with third parties.  This lack of manufacturing capacity could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

The loss of one or more members of our management team or other key employees could affect our ability to successfully grow our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees.  We have employment contracts with four of our executive officers, Pengcheng Chen, our CEO, Yi Tong, our CFO, Tianbao Guo, our CTO, and Shengli Liu, our COO and Vice Manager. The terms of the contracts are one year subject to renewal. If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.  In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Our revenues are mainly derived from the sale of wood floors, boards, and basis materials products in the Peoples Republic of China (PRC).

We expect to expand our sales to the countries outside the PRC by our own sales network; however, there are no assurances that we will be able to achieve such an expansion successfully in the future. Therefore, a downturn or stagnation in the economic environment of the PRC and the countries that our products are sold by unrelated distributor or agents could have a material adverse effect on our financial condition.

Our Products may be offered at lower prices from competing markets

In addition to competing with other Chinese companies, we could have to compete with larger U.S. and European companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. and European companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

Our success is dependent on the success of our subsidiaries

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in the future may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in  based upon  laws, including the federal securities laws or other foreign laws against us or our management .

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

Potential liability in connection with environmental regulation arises from the possibility that pollution will be caused by the dust generated when cork barks are ground into fine granules, which is typical for the artificial board industry. This problem is usually solved by installing dust removing facilities. We believe that Hanxin has installed sufficient dust removing systems in its workshops and has been effectively controlling its dust emission. The dust removing systems have been designed by the Company. The cost for installing these facilities is part of the cost for establishing the production lines.  Although such dust removing systems consume additional electricity, the additional utility expense increased is minimal compared to the total production expenses.  We believe that we face no other issues regarding compliance with environmental laws as our production procedure (1) consumes no water and thus produces no waste water; and (2) generates no solid waste as all cork residue is sold as the raw material for feed or fertilizer. Despite the foregoing, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 0.09% against the U.S. dollar in 2009 and 3.35% in 2008. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As we are a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are the PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including or Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to continue to operate in  may be affected by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change in control.

Specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our Common Stock. The Company’s Bylaws or Certificate of Incorporation do not contain any other provisions that would have the effect of delaying or preventing a change in control.

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

The application of the “penny stock” rules could adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

The trading price of our common shares is below $5 per share, thus we are deemed a “penny stock” company and the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small Company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. We are hoping to apply for listing of our Common Stock on the NASDAQ or AMEX at some point in the near future, but cannot assure you that this listing or listing on any other exchange will ever occur.

Our shares are subject to significant price volatility, which may prevent you from selling your stock at or above your purchase price if at all.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer, which could better absorb those sales without adverse impact on its share price. In addition, actual or anticipated variations in our quarterly or annual operating results, adverse outcomes and additions or departures of our key personnel may also add to the volatility in the price of our common shares. The price at which you purchase our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your Common Stock at or above your purchase price if at all, which may result in substantial losses to you.

Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Our stock price and financing may be adversely affected by outstanding warrants, options, and convertible securities.

We have a significant number of warrants and options outstanding and a large amount of convertible notes which “over hang” the market for the Company’s common stock. As of December 31, 2010, we had warrants outstanding that are currently exercisable for up to an aggregate of approximately 21,441,000 shares of common stock at a weighted average exercise price of $0.97 per share; options outstanding for approximately 7,488,000 shares of common stock at a weighted average exercise price of $0.46 per share; and approximately 63,654,000 shares of common stock potentially issuable on conversion of our 10% convertible notes at $0.78 per share and our various issues of 12% convertible notes at $0.28 per share. Exercise of the warrants and options may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well. Additionally, the existence of, and/or exercise of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time.

ITEM 1B UNRESOLVED STAFF COMMENTS

 As a smaller reporting company, we are not required to provide this information.

ITEM 2. PROPERTIES

Hanxin owns one property name YuLerYuan Resort in Xi’An of approximately 10,360.3 square meters. However, we renovated the space and built an additional student dormitory in 2007. The constructions were completed in June 2008. The YuLerYuan Resort, including new student dormitory, was leased for $22,163 (equivalent to RMB150,000) per month.  We renewed this lease on March 1, 2010 so that it extends until February 28, 2011. This lease agreement was renewed on February 21, 2011 again. All terms remains the same except that the rental fee was increased to $29,550(equivalent to RMB200,000). The lease period was renewed to February 28, 2012

Hanxin also leases an office space of about 436 square meters in Xi’an for approximately $2,352 (equivalent to RMB15,916 including rent and maintenance fee) per month. The lease for this office space originally expired on December 31, 2009, but was renewed until December 31, 2010. In December 2010, this lease for its office space has been renewed for one more year until December 31, 2011. The lease payment was increased to approximately $2,416 (equivalent to RMB16,352 including rent and maintenance fee).

Hanxin also leases the right to use four parcels of land which are all used as our cork processing plant. One parcel is approximately 53,120 square meters. The lease fee for this processing plant is about $1,478 (equivalent to RMB10,000) per month, and the lease had been extended to October 2047.

The second parcel of land is approximately 26,666 square meters. The lease fee for this land is about $11,820 (equivalent to RMB80,000) per month; the lease term expired on December 31, 2010. The landlord forgave us approximately $152,793 (equivalent to RMB1,040,000) in rent during 2009 and 2008 and we had equally allocated this forgiveness to all lease periods.

The third parcel of land is approximately 3,333 square meters. The lease fee for this land is about $1,478 (equivalent to RMB10,000) per month; the lease term also expired on December 31, 2010. The landlord forgave us approximately $22,037 (equivalent to RMB150,000) in rent during 2009 and 2008 and we had equally allocated this forgiveness to all lease periods from 2008 to 2010 so far.

The lease fees of the second and the third parcel of land had been extended for one more year until December 31, 2011, respectively. The lease payments for the second and the third parcel of land were increase to $14,776 (equivalent to RMB 100,000) per months and $2,216 (equivalent to RMB15,000) per months, respectively

The forth parcel of land is leased from Sichuan Hanxin. The lease fee for this land is about $5,910 (equivalent to RMB40,000) per month; the lease expires on October 2, 2011. This lease agreement had been terminated by both parties in October 2010.

The following table lists the future minimum rental payments in USD for our unexpired leases.

For The Year Ending December 31,	Amount
2011	$250,618
2012	17,730
2013	17,730
2014	17,730
2015	17,730
Thereafter	545,200
Total minimum rental payments required	$866,738

Rent and properties maintenance expenses amounted to $181,013 and $199,515for the years ended December 31, 2010 and 2009, respectively.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we are a party or as to which any of our property is subject, and no such proceedings are known by us to be threatened or contemplated against it.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on Over-The-Counter Bulletin Board under the symbol AKRK. As of April 12, 2011, there were approximately 94 holders of record of our common stock. We intend to apply for the listing of our common stock on either the NASDAQ or the American Stock Exchange at some point in the near future. The following table sets forth the range of high and low bid information for the period from first quarter of 2009 to the fourth quarter of 2010.

Period	High Bid	Low Bid
2010
First quarter	$0.75	$0.27
Second quarter	$0.61	$0.25
Third quarter	$0.31	$0.11
Fourth quarter	$0.52	$0.21

Period	High Bid	Low Bid
2009
First quarter	$0.21	$0.11
Second quarter	$0.26	$0.10
Third quarter	$0.27	$0.20
Fourth quarter	$1.01	$0.21

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 13, 2011, the last sale price of our common stock as reported on the OTCBB was $0.19

(a) Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, and their contact number is (732)-872-2727.

 (b) Dividend Policy.

We do not expect to declare or pay any cash dividends on our Common Stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our Common Stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers significant. We did not pay any cash dividends in fiscal 2010.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

(c) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise, (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On June 4 and June 12, 2008, we consummated a private financing of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000.  The securities were issued to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On October 26, 2010, we agreed to issue 250,000 shares of common stock to Brill Securities, Inc., the placement agent of the June 2008 offering, in lieu of issuing 1,000,000 warrants at an exercise price of $0.01, which Brill claimed were due under the placement agent agreement. The issuance of such securities was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL INFORMATION

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

 The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes.

Overview

The Company, through its subsidiaries, engages in developing, manufacturing and distribution of cork wood floor, wall and decorating products. The cork industry is generally regarded as environmentally friendly. The sustainability of production and the easy recycling of cork products and by –products are two of its most distinctive aspects. For the years ended December 31, 2010 and 2009, we sold all our products to our clients in China, and then part of our China clients resold our products to their overseas clients.  Our products have also been distributed into India, the United States of America, Germany and Japan. The sales to the distributors, the sales agent and directly to clients have no difference as reflected in accounting policies, as the price and the means of delivery has no material differences. All sales revenues are recognized when reception and inspection of goods are finished by clients.  We have the right to use 17 patents developed by Fangshe Zhang, our Chairman and principal shareholder regarding cork processing technologies. We own 3 patents, lease 3 patents, and have exclusive right to use another 11 patents for free. We believe that these 17 patents give us a competitive advantage in our product quality. With the patents we own and develop, we believe that we will be able to keep our leading status in cork production industry in China.

Foreign Exchange Considerations

Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in the PRC. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in a significant decline in our revenue.

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

The functional currency of our Chinese subsidiaries is the Chinese RMB. The financial statements of the subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	For The Years Ended December 31,
	2010	2009
			(Decrease)/ Increase
Revenues	$29,269,478	$24,393,625	$4,875,853	19.99%
Discount	193,293	-	193,293	100.00%
Revenues, Net	29,076,185	24,393,625	4,682,560

Cost of Goods Sold	20,635,959	16,005,148	4,630,811	28.93%
Gross Profit	8,440,226	8,388,477	51,749	0.62%
Gross Profit Percentage	29.03%	34.39%
Operating Expenses
Selling expenses	1,579,696	2,869,612	(1,289,916)	-44.95%
Bad debt	92,000	245,341	(153,341)	-62.50%
Research & development costs	110,813	182,987	(72,174)	-39.44%
General and administrative expense	633,433	589,130	44,303	7.52%
Total Operating Expenses	2,415,942	3,887,070	(1,471,128)	-37.85%
Income From Operations	6,024,284	4,501,407	1,522,877	33.83%
Other Income (Expenses)
Interest expenses, net	(159,231)	(303,882)	144,651	-47.60%
Other income, net	123,852	136,016	(12,164)	-8.94%
Total Other Expenses	(35,379)	(167,866)	132,487	-78.92%
Income from Continuing Operations Before Taxes	5,988,905	4,333,541	1,655,364	38.20%
Income Tax Provision	912,821	692,539	220,282	31.81%
Net Income Before Noncontrolling Interest	5,076,084	3,641,002	1,435,082	39.41%
Less: Net income attributable to the noncontrolling interest	411,574	295,592	115,982	39.24%
Net Income Attributable to Asia Cork Inc.	$4,664,510	$3,345,410	$1,319,100	39.43%

Revenues

For the year ended December 31, 2010 our net revenues were $29,076,185 as compared to $24,393,625 for the year ended December 31, 2009, an increase of $4,682,560 or approximately 19.20%. The primary reason for the increase was that our sales of major finished goods of boards increased for the year ended December 31, 2010 as compared to the same period of 2009. Moreover, we manufactured more new series of products for wood materials commencing April 2010, and in order to expand market share of new products for wood materials, we implemented a sales promotion for part of new products of wood materials from June 1, 2010 to August 31, 2010, which caused the quantities of wood materials to increase significantly during the year ended December 31, 2010. In addition, we sold secondary raw materials in the amount of $1,195,757 to Sichuan Hanxin during the first quarter of 2010, while no such sales were made in the first quarter of 2009.

The following table sets forth information regarding the sales of our principal products during the years ended December 31, 2010 and 2009.

	For The Years Ended December 31
	2010			2009			2010 Less 2009
Product Name	Quantities (Square Meter)	Amount	Sale %	Quantities (Square Meter)	Amount	Sale %	Quantity (square meter)	Amount	Sale %
Wood Materials	4,056,599	10,553,258	36%	1,128,943	$6,412,040	26%	2,927,656	$4,141,218	65%
Boards	271,179	2,900,004	10%	180,819	1,716,013	7%	90,360	1,183,991	69%
Floors	736,693	14,538,488	50%	809,238	16,189,786	66%	(72,545)	(1,651,298)	-10%
Secondary raw materials	-	1,195,757	4%	-	-	0%	-	1,195,757	0%
Others	-	81,971	0%	-	75,786	0%	-	6,185	8%
Total	5,064,471	$29,269,478	100%	2,119,000	$24,393,625	100%	2,945,471	$4,875,853	20%

The increase in quantities per square meter, as reflected in the table, is primarily attributable to the fact that orders from our new and existing major customers have increased. There is also an increase in sales volume of our products from 2,119,000 for the year ended December 31, 2009 to 5,064,471 for the year ended December 31, 2010.

The following table sets forth information regarding the average unit sales price per square meter of our principal products during the years ended December 31, 2010 and 2009.

	Average Unit Sales Price Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$2.60	$5.68	$(3.08)
Boards	10.69	9.49	1.20
Floors	19.73	20.01	(0.28)
Overall Average Products	5.78	11.51	(5.73)

The decrease in average sales price per square meter, as reflected in the table, is primarily because we sold more wood materials in the current period which were lower unit sales price products rather than a decrease in the sales price of major products of wood materials. Despite the fact that we prompted slightly the unit sales price for boards commencing October 2009, we sold more products of wood materials during the year ended December 31, 2010. Therefore, the average sales price per square meter declined significantly for the year ended December 31, 2010.

Cost of Sales and Gross Profit

For the year ended December 31, 2010, cost of sales amounted to $20,635,959 or 70.97% of net revenues as compared to cost of sales of $16,005,148 or 65.61% of net revenues for the year ended December 31, 2009, a percentage increase of 28.93%. Gross profit for the year ended December 31, 2010 was $8,440,226 or 29.03% of revenues, as compared to $8,388,477 or 34.39% of revenues for the year ended December 31, 2009. Gross margin decreased primarily as a result of selling more products of wood materials which generated low gross margins to our major customers for the year ended December 31, 2010. Moreover there was a low margin sale of secondary raw materials to Sichuan Hanxin in the first quarter of 2010. In addition, we raised employee salaries commencing in October 2009 and in May 2010. As a result, our unit costs increased slightly for the year ended December 31, 2010 as compared to the same period of 2009

The following table sets forth information regarding the average cost per square meter of our principal products during the years ended December 31, 2010 and 2009.

	Average Cost Per Square Meter		Basic Change
Product Name	2010	2009	Per Square Meter
Wood Materials	$2.06	$4.05	$(1.99)
Boards	6.14	6.07	0.07
Floors	11.79	11.67	0.12
Overall Average Products	4.07	7.55	(3.48)

The decrease in average cost per square meter, as reflected in the table, is primarily because we sold more the products of wood materials which had represented low unit cost for the year ended December 31, 2010 as compared to the same periods of 2009.

The following table sets forth information regarding the sales and costs of secondary raw materials during the year ended December 31, 2010 and 2009.

	For The Year Ended December 31, 2010
	Total Quantities	Sales Amount	Unit Sales Price	Costs Amount	Gross Profit	Unit Costs Price
Secondary Raw Materials	567,673	$1,195,757	2.11	$1,177,800	$17,957	2.08

Because it is difficult to control the application amount of secondary raw materials in the course of manufacturing cork floor product in Sichuan Hanxin, and in order to avoid too much cash flow into the secondary raw materials, in January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials without any profit. Additional information is disclosed in Note 6 of the Company’s financial statements.

Commencing in the 4th quarter of 2010, the market prices of raw materials and secondary materials began to increase. The raw materials have increased by 9% and parts of the secondary raw materials (such as resin glue) have increased by over 8%. In December 2010, the purchase agreements for raw materials were renewed with the suppliers with the new market prices and as a result, the gross profit margin will be affected. In anticipation of the increase in prices, the Company purchased large amounts of raw materials which the Company believes will be sufficient for approximately six months. The effect of the increase in prices of raw materials shall have a greater impact during the second half of 2011. To deal with this situation, the Company may increase its products’ sales prices in 2011 relative to the actual increase of raw materials and secondary raw materials prices.

Operating Expenses

For the year ended December 31, 2010, total operating expenses were $2,415,942as compared to $3,887,070 for the year ended December 31, 2009 a decrease of $1,471,128 or 37.85%.

Included in this decrease were:

•
For the year ended December 31, 2010, selling expenses amounted to $1,579,696 as compared to $2,869,612 for the year ended December 31, 2009, a decrease of $1,289,916 or 44.95%. For the year ended December 31, 2010, we experienced a significant increase in freight expenses of $200,203 with our increased revenue. Additionally, we prompted the employee salaries commencing from May 2010. In 2009 the Company had hoped to develop additional new customers; however, the customer base did not increase as high as the Company expected. As a result, the Company changed the commission rate from 10% to 2% in the fourth quarter of 2009. Accordingly, the increased freight expenses and salaries expense were offset by reduced commission expenses for the year ended December 31, 2010.

•
For the year ended December 31, 2010, bad debt expenses amounted to $92,000 as compared to $245,341 for the year ended December 31, 2009, a decrease of $153,341 or 62.5%. The reason for the decrease is primary attributable to improved bad debt allowance from 0.5% to 5% of the outstanding account receivable commencing from July 2009. In order to apply this new rate, the Company accrued more bad debt expenses in year 2009 than year 2010.

•
For the year ended December 31, 2010, research and development costs amounted to $110,813 as compared to $182,987 for the year ended December 31, 2009, a decrease of $72,174 or 39.44%. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

•
For the year ended December 31, 2010, general and administrative expenses were $633,433 as compared to $589,130 for the year ended December 31, 2009, an increase of $44,303 or 7.52%. The increase in general and administrative costs was primarily attributable to raise in consulting fees, employee salaries and U.S. capital market fund raising and professional charges in the current year.

Other Income (Expense)

For the year ended December 31, 2010, other expense amounted to $35,379 as compared to other expense of $167,866 for the year ended December 31, 2009. Other expense, net for the years ended December 31, 2010 and 2009 were primarily related to net rental income $123,836 and $130,276 respectively from the leasing of our Yu Ler Yuan Resort. These rental net incomes had been offset by the franchise taxes accrued in 2010 and 2009.

For the year ended December 31, 2010, net interest expense was $159,231 as compared to net interest expense of $303,882 for the year ended December 31, 2009, a decrease of $144,651. In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date. On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date. Upon the closing of the concurrent Offering, the Company shall: (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes); and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units. In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. Since the Company did not incur any financing as of February 28, 2011, the Company calculated the interest expense at 24% for the year ended December 31, 2010. In addition, the Company incurred more expenses resulting from bank loans for the year ended December 31, 2009. No such loan from banks was made in the year 2010. Moreover the Company has more cash flow during this year. As a result the Company acquired more interest income from bank for the year ended December 31, 2010. Therefore, after offset with the increased interest income, the net interest expenses decreased significantly for the year ended December 31, 2010 as compared to the net interest expenses in year ended December 31, 2009.

Income Taxes

Net income taxes expenses increased by $220,282 to $912,821 for the year ended December 31, 2010 as compared to $692,539 for the year ended December 31, 2009. This increase was due to an increase in net income before income taxes in 2010; however, this amount was offset with deferred income taxes benefits $12,237 in year 2010.

Noncontrolling Interest

For the year ended December 31, 2010, the Company reported a noncontrolling interest in income of subsidiary of $411,574 as compared to $295,592 for the year ended December 31, 2009. The minority interests in income of subsidiaries were attributable to Hanxin and Cork I&E, which we allocated to the minority stockholders, and reduced our net income.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $8,231,292 from $9,665,058 as of December 31, 2009 to $17,896,350 as of December 31, 2010. The increase was primarily due to an increase in accounts receivable of $1,986,116 from $5,176,239 as of December 31, 2009 as compared to $7,162,355 as of December 31, 2010, an increase in inventory of $2,364,242 from $5,971,339 as of December 31, 2009 as compared to $8,335,581 as of December 31, 2010, and an increase in accounts payable and accrued expenses of $319,882 from $1,532,469 as of December 31, 2009 as compared to $1,852,351 as of December 31, 2010. The net increase in working capital was primarily due to increased sales from our customers and increased inventories to assure manufacture during the year ended December 31, 2010. The ratio of current assets to current liabilities was 6.03:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$2,982,276	$988,865
Investing Activities	1,287,575	(738,193)
Financing Activities	(186,026)	(224,109)

Cash provided by operating activities was $2,982,276 for the year ended December 31, 2010 as compared to $988,865 provided by operating activities for the year ended December 31, 2009. The increase in cash provided in operating activities was a result of a primary increase of net income for the year ended December 31, 2010.

Net cash provided by investing activities amounted to $1,287,575 for the year ended December 31, 2010 from $738,193 used in for the year ended December 31, 2009. The provision of cash for the year ended December 31, 2010 was primarily attributable to proceeds from the withdrawal of a deposit for the purchase of fixed assets from an unrelated agent in year 2010.

Net cash used in financing activities for the year ended December 31, 2010 was $186,026 as compared to $224,109 for the year ended December 31, 2009. The use of cash for the years ended December 31, 2010 and 2009 were primarily attributable to repayment of a loan from an unrelated party.

In June 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes matured in June 2009 and bore interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 (the "Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of common stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

The warrants are exercisable at any time after the consummation of the Financing through the fourth anniversary of the consummation of the Financing (the "Financing Expiration Date"). Each holder is entitled to purchase the number of shares of common stock equal to the initial principal amount of such investor's promissory note divided by the lowest cash purchase price paid for the Company's common stock (or the conversion price or exercise price if the Financing consists of convertible securities or warrants, respectively) in the Financing (the "Financing Based Conversion Price") at an exercise price equal to the Financing Based Conversion Price. Since the Financing did not occur within 12 months of the issuance of the warrant, the warrant is exercisable from and after such date and through the fourth anniversary of the issuance date of the warrant. In such event, the holder is entitled to purchase the number of shares of common stock equal to 50% of the initial principal amount of the promissory note divided by $0.228 at an exercise price equal to $0.228, subject to certain adjustments as set forth in the warrant. Since the notes were not paid at maturity in June 2009, the annual interest rate payable since the maturity date increased to 24%. On July 6, 2010, the Company and those investors entered into an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.

On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was further extended to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  The Company has filed a registration statement with respect to a proposed public offering with the Securities and Exchange Commission (the “Registration Statement”), with respect to certain Units consisting of Common Stock and warrants. Upon the closing of the proposed offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock offered in the Financing.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. The interest payable has been accrued and recorded as of December 31, 2010. This amended agreement was expired as the financing did not close until February 28, 2011. The company is negotiating with note holders for extension but there is no assurance that any extension can be obtained by the company.

With approximately $19.3 million of net working capital (total current assets less total current liabilities), improvements in our collections of accounts receivable and positive cash flow from operations as of December 31, 2010. This increase was primarily because our accounts receivable balance increased from improvements in credit sales for year ended December 31, 2010, despite our extension of the payment terms by our major customers to nine months as of December 31, 2010. We have been improving collection of our accounts receivable as our customers gradually recover from the financial crisis in 2009. For the year ended December 31, 2010, as a result of the extended payment terms to ours major customers, we generated total net sales revenues of $29,076,185, and the balance of net accounts receivable was $7,162,355, an increase of $1,986,116 during the year ended December 31, 2010, which accounts for 6.8% of the total net sales revenue. In the same period, we had collected $13,766,796 of the total accounts receivable. Simultaneously, in order to reduce the risk in collections, we hope to control payment terms of those major customers during the coming year. Based on the foregoing, we believe that it has sufficient resources to finance its operations for the coming year provided it keeps the current payment terms and maintains collection of accounts receivable.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Federal Income Tax Aspects of Investment in us

The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations (“Treasury Regulations”), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse effect upon us and the holders of our common stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

The tax basis that a shareholder will have in his common stock will equal his cost in acquiring his common stock. If a shareholder acquires common tock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the common stock.

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

ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to “discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and (D) in accordance with the documents and instruments governing the plan.” Fiduciaries who breach the duties that ERISA imposes may suffer a wide variety of legal and equitable remedies, including (i) the requirement to restore qualified plan losses and to pay over any fiduciary’s profits to the qualified plan; (ii) removal as fiduciary of the qualified plan; and (iii) liability for excise taxes that Section 4975 of the Code imposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENT DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing. We will seek to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Positions Held
Fangshe Zhang	53	Chairman/Director
Pengcheng Chen	35	CEO/Director
Yi Tong	39	Chief Financial Officer
Shengli Liu	43	Chief Operating Officer/Vice Manager/Director
Tianbao Guo	62	Chief Technical Officer
Genshe Bai	51	Director
Genhu Yang	57	Director
Xiaodong Wen	42	Director
Tao Wang	40	Director

Biographical Information

Mr. Fangshe Zhang, Chairman/Director
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

Mr. Xiaodong Wen, Director
Mr. Xiaodong Wen has been an independent director since December 2009. He has a MBA degree in New York University of U.S. and a bachelor degree in Law in Beijing University of International Business and Economics. Mr. Wen had been working in Solomon Brothers from 1993 to 1995 in the area of issuance and listing of ABS, MBS, and junk bond. From 1995 to 1999, he worked for Nomura Securities and First Pacific Rim, Inc to be in charge of the investment banking and consulting business in Asia-pacific areas. Mr. Wen founded Shanghai Genes Capital Investment and Consulting Company in 2001 in and has worked there as the Executive Director. In January 2009 he established another company, Dayang Tiancheng Holding Company in where he also works as the Executive Director. Mr. Wen has over 16 years of professional experience in capital markets, especially in public offerings and private equity in Hong Kong and the U.S. for Chinese companies. The Board believes that Mr. Wen has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the finance industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business.   Mr. Wen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mr. Tao Wang, Director
Mr. Tao Wang has been an independent director and chairman of the Audit Committee since December 2009. He is a CPA in China and has been working as professional auditor since 1995. He established Shanxin Zhixin Auditing Firm in 2001, a local auditing firm in Shanxi Province, where he currently works. Mr. Wang has extensive experience both in finance and management. The Board believes that Mr. Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the finance industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business.   Mr. Wang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

 Significant Employees

Other than the officers described above, we do not expect any other individuals to make a significant contribution to our business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Fangshe Zhang, Chairman	1(1)	1
Pengcheng Chen, CEO & Director	1(1)	1
Yin Tong, CFO	1(1)	1
Tianbao Guo, Chief Technical Officer	1(1)	1
Xiaodong Wen, Director	1(1)	1
Tao Wang, Director	1(1)	1

(1)   The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

We plan to file Form 5 shortly to comply the filing requirements for the above directors or officers.

Audit Committee and Financial Expert

Our board has established an Audit Committee consisting of Tao Wang, Genshe Bai, and Xiaodong Wen, each of whom we deem independent within the meaning of the rules of the NYSE Amex and the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of the NYSE Amex.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

The Audit Committee met once in 2010. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as our independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to us by the independent accountants who audit its financial statements. At each meeting, Committee members may meet privately with representatives of our independent accountants and with our Chief Financial Officer.

The Board has determined that Tao Wang, an independent director, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated as the “audit committee financial expert,” as such term is defined by the Amex. Mr. Wang’s qualifications as an audit committee financial expert are described in his biography above.

A current copy of our Audit Committee’s amended and restated charter is available upon request.

Board Committees

In December 2009, we also established a Governance Committee and a Compensation Committee, and elected Genshe Bai and Xiaodong Wen (each of whom we deem independent under the criteria set forth above in the “Audit Committee and Financial Expert” section) as members of each Committee.

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

CODE OF ETHICS

The Company adopted a Code of Ethics on January 24, 2008.  The policy is applicable to all of our directors, officers and employees and is designed to deter wrongdoing and to promote:

*	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

*	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

*	Compliance with applicable governing laws, rules and regulations;

*	The prompts internal reporting of violations of the Code to the appropriate person or persons; and

*	Accountability for adherence to this Code.

We will provide a copy of the Code of Ethics to any person without charge, upon request; please submit your written request to our Tustin, California offices, attention: Fangshe Zhang, Chairman.

ITEM 11:  EXECUTIVE COMPENSATION.

BACKGROUND AND COMPENSATION PHILOSOPHY

Our Compensation Committee consists of Genshe Bai and Xiaodong Wen, both of whom are independent directors. The Compensation Committee and, prior to its establishment, our board of directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.  Although we do not have a formal policy for determining compensation, we believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance. We want our compensation to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives.

In the future, we may rely upon consultants to set our salaries, to establish salary ranges or to provide advice regarding other compensation matters. We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies.

Discretionary Bonus

In addition to a base salary, we provide our executive officers with discretionary bonuses at the end of each fiscal year. Our Compensation Committee and board of directors review the grant of bonuses on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. The basic principle for determining the amount of any such bonus centers around the increase in our operating profit from the previous year, if any. In 2009, we distributed bonuses in an aggregate amount of $33,406 in cash to our executive officers since our net profits in 2009 exceeded our 2008 net profits by 20%. In 2010, we did not distribute bonuses to our executive officers, but we plan to do so in the near future. For the foreseeable future, we anticipate issuing these bonuses also in the form of restricted shares of our common stock or stock options. If the operating profit of the current year exceeds that of the former year by over 30%, all of the executive officers shall be granted, according to their individual performance and contribution to the Company, in the aggregate between 500,000 and 600,000 shares of common stock and approximately 1,000,000 stock options. The exercise price of the options shall be the closing stock price of our common stock on the grant date.

SUMMARY COMPENSATION TABLE

The following table discloses executive compensation received for the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pengcheng Chen,	2010	$13,262							$13,262
Chief Executive Officer	2009	$7,850	$5,592						$13,442

Yin Tong,	2010	$10,629							$10,629
Chief Financial Officer	2009	$5,621	$8,783						$14,404

Shengli Liu, Chief	2010	$8,828							$8,828
Operating Officer	2009	$6,697	$5,856						$12,553

Tianbao Guo, Chief	2010	$13,330							$13,330
Technical Officer	2009	$5,878	$5,856						$11,734

The compensation committee increased the 2010 salaries in accordance with its ordinary salary adjustments. The increases were based upon several factors, including the results of our operations and the inflation rate for the preceding years.

Outstanding Equity Awards

We have not established equity based incentive program; however, we intend to do so in the near future.  We did not grant any options or awards to any of our named executive officers during our last completed fiscal year nor did any of our executive officers exercise any such options or awards during such period nor did any such options or awards vest during the period. We plan to establish the incentive program in 2011, which includes issuing stock and options to executive officers for services rendered in the past, and to issue certain amount of options to executive officers every year.

Retirement Benefits

Our executive officers are not presently entitled to Company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

COMPENSATION OF DIRECTORS

Thus far, we have not paid our directors fees for attending scheduled and special meetings of our board of directors. However, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we are authorized to grant outside directors incentive stock options from time to time if we find it in our best interest to do so.

EMPLOYMENT AGREEMENTS

We have employment contracts with four of our executive officers, Pengcheng Chen, our CEO, Yi Tong, our CFO, Tianbao Guo, our CTO, and Shengli Liu, our COO and Vice Manager. Our employment contract with Pengchen Chen was signed on October 10, 2010 and expired on December 31, 2010 with monthly salary of RMB7,810 (equivalent to $1,154). This contract is renewed on January 1, 2011 to December 31, 2011, with an annual salary of RMB300,000 (equivalent to $44,325). Our employment contract with Yi Tong was signed on April 1, 2010, and expired on December 12, 2010, with a monthly salary of RMB5,000 (equivalent to $739). This contract is renewed on January 1, 2011 to December 31, 2011, with an annual salary of RMB240,000 (equivalent to $35,460).Our employment contract with Tianbao Guo was signed on October 10, 2010 with a term of two years until October 9, 2012. The monthly salary for Tianbao Guo is RMB7,810. Our employment contract with Shengli Liu was signed on October 10, 2010 and expired on December 31, 2010 with monthly salary of RMB4,000 (equivalent to $591). This contract is renewed on January 1, 2011 to Dec 31, 2011, with an annual salary of RMB 140,000 (equivalent to $20,685). To better attract and retain executive talent, and to stimulate performance we intend to provide our executives with discretionary bonuses and equity incentives. We plan to distribute bonus, and to issue common stocks and/or stock options to our executive officers for services rendered in 2010. The amount of such equity awards will be determined by the Compensation Committee and the Board of Directors. Currently the company does not have specific rules for calculating the bonus for executive officers. The actual bonus are determined through discussions during the meeting of the Board of Directors. The Board of Directors determine the amount of bonus for each executive officer annually, based mainly on three factors, the contribution to the company made by the officer, the officer's length of service and the operating result of the company. The general situations of other similar companies in the local area are also taken as reference.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. This is permitted by our Certificate of Incorporation and our Bylaws.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 13, 2011, information with respect to the beneficial ownership of our outstanding Common Stock by (i) each director and executive officer of us, (ii) all directors and executive officers of us as a group, and (iii) each shareholder who was known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The table is based on 35,913,850  shares outstanding.

Title of Class	Name and Address of Beneficial Owner of Shares	Position	Number of shares held by Owner		Percent of Class
Common	Pengcheng Chen (1)	CEO/Director	7,911,457	(1)	22.03%
Common	Fangshe Zhang (2)	Chairman	5,402,096	(2)	15.04%
Common	Yi Tong	CFO/Director	—		—
Common	Shengli Liu	Chief Operating Officer/Vice Manager/Director	800,000		2.23%
Common	Tianbao Guo	Chief Technical Officer	—		—
Common	Genshe Bai	Director	1,200,000		3.34%
Common	Genhu Yang	Director	800,000		2.23%
Common	Xiaodong Wen	Director	—		—
Common	Tao Wang	Director	—		—
Common	Executive Officers & Directors as a Group		16,113,553		44.87%

(1)	Having an address at No. 23, Tiyu Street, Chang’an District, Xi’an, China.

(2)	Having an address at No. 5, Beisan Street, Beida Village, Dongda Town, Chang’an County, Xi’an, China.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not entered into any transactions exceeding $120,000 during the last fiscal year with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing person (include spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed, except as follows:

In 2005 and 2004, our operations were funded primarily by means of loans from stockholders and management. As of December 31, 2010, amounts due to stockholders and management are unsecured, non-interest bearing and due on demand. The total net amount due to the stockholder/management is $183,626which represents the net amount Mr. Pencheng Chen, our Chief Executive Officer loaned us.

On December 21, 2009, Mr. Pengcheng Chen, our CEO, and Mr. Fangshe Zhang, our Chairman, distributed 3,450,000 shares and 4,480,000 shares of our Common Stock, respectively, to the employees or other related persons in our China subsidiary, as bonuses for their contribution and services to the Company’s business and growth. Among the shares that Mr. Chen and Mr. Zhang collectively transferred, 3,730,000 shares were transferred to the Company’s employees, while 4,200,000 shares were transferred to three existing shareholders.

Patent License Agreement and Patent Assignment Agreement

Mr. Fangshe Zhang, our Chairman and a principal shareholder leases us three cork processing technology related patents in China under lease agreements that expire on April 16, 2011. During the years ended December 31, 2010 and 2009 respectively, we paid him license fees for these patents in the aggregate amount of $354,601 and $351,334, respectively.

The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2010.

For The Year Ending December 31,	Amount
2011	$104,410
Total minimum rental payments required	$104,410

Review Approval or Ratification of Transactions with Related Persons

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by the Corporate Governance and Nominating Committee (whose members are “independent” directors) and by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Board Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of the NSYE Amex.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The NYSE AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Four of our directors, Mssrs. Bai, Yang, Wen and Wang are “independent” as that term is defined by Section 121(A) of the NYSE Amex’s Listing Standards.

ITEM 14.  PRINCIPAL ACCOUNTANT

Audit Fees

We accrued an aggregate of approximately $69,000 and $60,000 in fees for professional services rendered by MS Group CPA LLC in connection with the audit of our financial statements for the year ended December 31, 2010 and December 31, 2009, respectively.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

We accrued an aggregate of approximately $75,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our S-1 filing with SEC in the year ended December 31, 2010.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by MS Group CPA LLC and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS LIST AND FINANCIAL STATEMENT SCHEDULES.

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

2.4	Amendment to Agreement and Plan of Merger dated as of September 30, 2005. ****
10.1	Loan Agreement dated as of October 27, 2008 with Shanxi Shuta Wood Products Co., Ltd ******
20.	Information Statement filed with the Securities and Exchange Commission on August 26, 2004 *****
21	Our subsidiaries: (i) Kushi Sub, Inc; (ii) Xi’An Cork Investments Consultative Management Co.; and (iii) Xian Hanxin Technology Co., Ltd (iv) Cork Import and Export Co., Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 **
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Incorporated by reference to the like numbered exhibit to our Registration Statement on Form 10-SB.
**	Filed herewith
***	Incorporated by reference to our report on Form 8-K filed on August 9, 2005.
****	Incorporated by reference to our report on Form 8-K/A filed on January 18, 2006.
*****	Incorporated by reference to our Information Statement on Schedule 14-C filed on October 18, 2005 (Preliminary) and November 8, 2005 (Definitive).
******	Incorporated by reference to our report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

ASIA CORK INC.

By:	/s/ PENGCHENG CHEN
Pengcheng Chen, Chief
Executive Officer
DATE: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ FANGSHE ZHANG	Chairman/Director	April 15, 2011
Fangshe Zhang

/s/ PENGCHENG CHEN	Chief Executive Officer/	April 15, 2011
Pengcheng Chen	Director

/s/ YI TONG	Chief Financial Officer	April 15, 2011
Yi Tong

/s/ SHENGLI LIU	Chief Operating Officer /	April 15, 2011
Shengli Liu	Director

/s/ TIANBAO GUO	Chief Technical Officer	April 15, 2011
Tianbao Guo

/s/ GENSHE BAI	Director	April 15, 2011
Genshe Bai

/s/ GENHU YANG	Director	April 15, 2011
Genhu Yang

/s/ XIAODONG WEN	Director	April 15, 2011
Xiaodong Wen

/s/ TAO WANG	Director	April 15, 2011
Tao Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Cork Inc.

We have audited the accompanying consolidated balance sheets of Asia Cork Inc. and subsidiaries as of the years ended December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. The management of Asia Cork Inc. and subsidiaries is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Cork Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
April 12, 2011

ASIA CORK INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 AS OF DECEMBER 31, 2010 AND 2009

	As of December 31,
	2010	2009
Assets:
Current Assets
Cash and equivalents	$4,250,765	$49,949
Accounts receivable, net of allowance for doubtful accounts of $372,734 and $269,259, respectively	7,162,355	5,176,239
Inventories	8,335,581	5,971,339
Advance to suppliers	3,356,897	2,468,733

Loan to unrelated party	-	29,295

Deferred income taxes assets	3,367	3,064

Prepayments and other current assets	42,520	130,065
Total Current Assets	23,151,485	13,828,684

Property and Equipment - Net	2,218,808	2,339,307
Deposit for Purchase of Fixed Assets	-	2,021,380
Deposit for Acquisition	-	1,362,234
Non-Refundable Deposit for Purchase of Land Use Right	1,514,621	1,464,768
Investment Properties - Net	3,848,298	3,139,686
Investment - At Cost	2,120,470	2,050,675

Intangible Assets- Net	3,540	3,742

Deferred Income Tax Assets	68,795	54,591
Total Assets	32,926,017	26,265,067

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,852,351	1,532,469

Loan payable	-	215,321

Convertible note, net	700,000	700,000

Customer deposit	104,644	10,112

Taxes payable	972,591	534,393

Due to stockholders/officers	183,626	177,582

Other current liabilities	27,263	22,528
Total Current Liabilities	3,840,475	3,192,405

Total Liabilities	3,840,475	3,192,405

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 35,663,850 issued and outstanding	3,566	3,566
Additional paid-in capital	4,485,446	4,485,446

Additional paid-in capital stock warrant	279,386	279,386
Reserve funds	3,566,911	2,808,865
Retained earnings	14,646,508	10,740,044
Accumulated other comprehensive income	3,594,537	2,657,741
Total Asia Cork Inc. Stockholders' Equity	26,576,354	20,975,048
Noncontrolling Interest	2,509,188	2,097,614
Total Equity	29,085,542	23,072,662

Total Liabilities and Equity	$32,926,017	$26,265,067

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YAERS ENDED DECEMBER 31, 2010 AND 2009

	For The Years Ended December 31,
	2010	2009

Revenues	$29,269,478	$24,393,625
Discounts	193,293	-
Revenues, Net	29,076,185	24,393,625

Cost of Goods Sold	20,635,959	16,005,148
Gross Profit	8,440,226	8,388,477

Operating Expenses
Selling expenses	1,579,696	2,869,612
Bad debt	92,000	245,341
Research & development costs	110,813	182,987
General and administrative expenses	633,433	589,130
Total Operating Expenses	2,415,942	3,887,070

Income From Operations	6,024,284	4,501,407

Other Income (Expenses)
Interest expenses , net	(159,231)	(303,882)
Other income , net	123,852	136,016
Total Other Expenses	(35,379)	(167,866)

Income from Continuing Operations Before Taxes	5,988,905	4,333,541
Provision for Income Taxes	912,821	692,539

Net Income Before Noncontrolling Interest	5,076,084	3,641,002

Less: Net income attributable to the noncontrolling interest	411,574	295,592

Net Income Attributable to Asia Cork Inc.	$4,664,510	$3,345,410

Earnings Per Share - Basic and Diluted:
- Basic	$0.13	$0.09
- Diluted:	$0.12	$0.09

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,663,850	35,663,850
- Diluted:	39,326,402	38,734,025

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIDARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For The Year Ended December 31,
	2010	2009
Net Income Before Noncontrolling Interest	$5,076,084	$3,641,002
Other Comprehensive (Loss) Income:
Foreign Currency Translation Income (Loss)	936,796	(10,983)
Comprehensive Income	$6,012,880	$3,630,019

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Asia Cork Inc. Stockholders' Equity
				Additional
	Common Stock,		Additional Paid-in	Paid-in Capital		Retained Earnings /	Other Comprehensive
	No. of Shares	Amount	Capital	Stock Warrant	Reserve Funds	(Accumulated Deficit)	Income (Expense)	Noncontrolling Interest	Total

Balance, December 31, 2008	35,663,850	$3,566	$4,485,446	$279,386	$2,236,716	$7,966,783	$2,668,724	$1,802,022	$19,442,643

Net income for the year ended December 31, 2009	-	-	-	-	-	3,345,410	-	295,592	3,641,002

Appropriation of reserve funds	-	-	-	-	572,149	(572,149)	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	(10,983)	-	(10,983)

Balance, December 31, 2009	35,663,850	$3,566	$4,485,446	$279,386	$2,808,865	$10,740,044	$2,657,741	$2,097,614	$23,072,662

Net income for the year ended December 31, 2010	-	-	-	-	-	4,664,510	-	411,574	5,076,084

Appropriation of reserve funds	-	-	-	-	758,046	(758,046)	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	936,796	-	936,796
Balance, December 31, 2010	35,663,850	$3,566	$4,485,446	$279,386	$3,566,911	$14,646,508	$3,594,537	$2,509,188	$29,085,542

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YAERS ENDED DECEMBER 31, 2010 AND 2009

	For The Years Ended December 31,
	2010	2009

Cash Flows From Operating Activities
Net Income	$4,664,510	$3,345,410
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	324,352	310,067
Bad debt adjustment	92,000	245,341
Losses on disposal of inventories	1,980	-
Net income attributable to noncontrolling interest	411,574	295,592
Deferred income tax benefits	(12,237)	(33,308)
Consulting fees adjusted from deferred	-	19,680
Interest expenses for discount on convertible note	-	130,649
Changes in operating assets and liabilities:
Accounts receivable	(1,841,575)	(469,314)
Inventories	(2,091,858)	(3,219,284)
Advance to suppliers	(777,672)	91,988
Prepayments and other current assets	88,945	(115,113)
Accounts payable and accrued expenses	1,621,146	138,118
Customer Deposit	91,088	-
Taxes payable	406,185	259,523
Other current liabilities	3,838	(10,484)
Net Cash Provided by Operating Activities	2,982,276	988,865
Cash Flows From Investing Activities
Proceeds from withdraw deposit for purchase of fixed assets	2,021,380	-
Proceeds from withdraw deposit for acquisition	-	102,602
Payment for purchase of equipment	(733,805)	(811,481)
Payment for unrelated party	-	(29,314)
Net Cash Provided by (Used in) Investing Activities	1,287,575	(738,193)
Cash Flows From Financing Activities
Proceeds from the loan	29,295	215,321
Repayment to the loan	(215,321)	(439,430)
Net Cash Used in Financing Activities	(186,026)	(224,109)

Net Increase in Cash and Equivalents	4,083,825	26,563
Effect of Exchange Rate Changes on Cash	116,991	(219)
Cash and Equivalents at Beginning of Period	49,949	23,605
Cash and Equivalents at End of Period	$4,250,765	$49,949
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$8,036	$27,848
Income taxes paid	$639,704	$427,308
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offset debt by the deposits of acquisition	$1,362,234	$-

See notes to consolidated financial statements.

ASIA CORK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

Asia Cork Inc. (f/k/a Hankersen International Corp.) (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

On July 11, 2008, the Company's wholly-owned subsidiary, Asia Cork Inc., was merged into its parent, Hankersen International Corp., as approved by our Board of Directors pursuant to the Delaware General Corporation Law. The Company is the surviving company of the merger and, except for the adoption of the new name, from Handkersen International Corp. to Asia Cork, Inc., its Certificate of Incorporation is otherwise unchanged. The wholly-owned subsidiary was formed in July 2008 and had no material assets.

The Company’s common stock is quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK”.

In August 2005, the Company, through Kushi Sub, Inc., a newly formed Delaware corporation and one of our wholly-owned subsidiaries ("Acquisition Sub") acquired all the ownership interest in Hanxin (Cork) International Holding Co., Ltd. ("Hanxin International"), a British Virgin Islands limited liability corporation, organized in September 2004. The Company acquired Hanxin International in exchange for shares of the Company’s common stock and Series A Preferred Stock. The capitalizations are described in further detail in Note 18 in the accompanying consolidated financial statements.

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

Hanxin International has no other business activities but owns 100% of Xi'An Cork Investments Consultative Management Co., Ltd. ("Xi'An"), which owns 92% of Xian Hanxin Science and Technology Co., Ltd. ("Hanxin"), incorporated in July 2002, both Xi'An and Hanxin are People's Republic of China (“PRC”) corporations. Most of the Company’s activities are conducted through Hanxin.

During the year ended December 31, 2005, Hanxin acquired 75% equity interest of Cork Import and Export Co. Ltd. (“Cork I&E”), a PRC corporation engages in cork trading businesses.

Hanxin is engaged in developing, manufacturing and marketing of cork wood floor, wall and decorating materials. Its products are sold to customers in China, India, the United States of America, Germany and Japan through the distributors or agents.

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

Advances to suppliers

In order to make sure bark suppliers had enough fund to collect barks from the workers in the mountain, the Company usually advances the payment to bark suppliers during the seasons.  Advances to suppliers are recognized and payment based on the signed agreement with the suppliers. The advances to suppliers are reversed when the Company received raw materials from the suppliers. Nearly none of advances were outstanding for more than six months. Based upon the historical records, the Company did not incur any losses for the advances to suppliers.  Hereby the Company had not recorded the allowance for advances to suppliers for the years ended December 31, 2010 and 2009. The amounts of advances to suppliers were $3,356,897 and $2,468,733 as of December 31, 2010 and 2009.

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

Impairment of long-lived assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360-10-5, “Impairment or Disposal of Long-Lived Assets”. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company's revenues from the sale of products are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from distributor, our customers, product delivery is evidenced by warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate and volume incentives.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of its products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

Rental income recognition

Rental income from operating leases related to our entertainment facility and the newly constructed student dormitory is recognized on a straight-line basis over the lease period. The Company recognized $265,951 and $263,501 rental income for the years ended December 31, 2010 and 2009, respectively.

Cost of revenue

Cost of revenue consists primarily of purchase cost of raw materials, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed cork products.

Advertising costs

Advertising costs are booked as expenses as incurred. The Company incurred $1,832 and $0 for the years ended December 31, 2010 and 2009, respectively.

Shipping and handling costs

Shipping and handling costs which associated with the purchase of products from vendors are classified as cost of sales and recognized when the related sale is recognized. The Company incurred $11,567 and $0 for the years ended December 31, 2010 and 2009, respectively.

Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  Research and development are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The amounts charged in 2010 and 2009 were $110,813 and $182,987 respectively.

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

Concentration of credit risk

The Company's financial instruments consist primarily of cash, which is invested in money market accounts, accounts receivable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their respective areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, advance to suppliers, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates and manages its business as a single operating segment.

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

4.          ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history. Beginning in April 2010, the Company manufactured new series of wood materials products. In purpose of expanding the domestic market in Beijing, Shanghai and Guangzhou, and to promote market share of new series of wood materials products, the Company chose certain long-term good relationship customers in three areas which had good credit history and background. Commencing from May 2010, the Company determined that the payment term of those major customers in three areas were extended from six month to one year. Despite the fact that the payment terms were extended, the Company recognizes its revenues upon reception of good by the customer in full amount. Moreover the Company does not change revenue recognition policy. The total revenues had been raised up for the year ended December 31, 2010, which resulted from the extension of payment terms of major customers. At the same time, in order to reduce the risk in collection, the Company plans to control payment term of those major customers within the nine months during the coming year. For the year ended December 31, 2010, the total revenues resulted from a combination of increased orders by existing and new clients as the Company continued to successfully increase sales to customers and expand its customer base, the Company’s accounts receivable balance increased significantly as of December 31, 2010. As of December 31, 2010 the accounts receivable balance was $7,535,089 (equivalent to RMB49,748,992).

The Company’s subsidiary, Hanxin used to maintain a reserve for uncollectible accounts of 0.5% of accounts receivable before third quarter of 2009. However, during the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to a high level of increasing accounts receivable from its major customer as a result of the increase in sales to both existing and new customers. Consequently, in order to increase the reserve to the necessary 5% levels at December 31, 2010 and December 31, 2009, the Company recognized a provision for bad debts equal to $92, 000 and $245,341 for the years ended December 31, 2010 and 2009, respectively.

The accounts receivable amounts included in the consolidated balance sheets for the years ended December 31, 2010 and 2009 were as follows:

	As of December 31,		2010 Vs 2009
	2010	2009	Increase/ (Decrease)
Shaanxi Shuta Cork Products Co., Ltd	$718,540	$478,940	$239,600
Distributors who had owed the Company more than USD151,462 (equivalent to RMB1 million)	5,505,008	1,951,810	3,553,198
Distributors or Customers who had owed the Company equal or less than USD151,462 (equivalent to RMB1 million)	1,311,541	3,014,748	(1,703,207)
Sub-total	7,535,089	5,445,498	2,089,591
Less: Allowance for doubtful accounts	372,734	269,259	103,475
Accounts receivable, net	$7,162,355	$5,176,239	1,986,116

The total amounts sold to the customers (who had balance of accounts receivable of the Company more than $151,462 (equivalent to RMB1 million as of December 31, 2010 and 2009) were $10,407,509 and $4,304,770 for the years ended December 31, 2010 and 2009, respectively. The ratios sold to the major customers were represented 35.8% and 17.6% of total sales in the years ended December 31, 2010 and 2009, respectively. Even though the total revenues generated from more customers, none of the Company’s customers accounted for more than 10% of total sales for the years end December 31, 2010 and 2009, respectively.

Accounts receivable aging as of December 31, 2010 and 2009 consisted of the following:
	As of December 31,
	2010	2009
Less than 90 days	$2,558,025	$3,778,740
91days-180days	4,468,908	1,606,436
181days-365days	508,156	-
More than 365days	-	60,322
Total	$7,535,089	$5,445,498

The Company’s accounts receivable with ages of less than 91 days represented 33.9% and 69.4% of the total receivables as of December 31, 2010 and 2009, respectively.

The following is a summary of the status of allowance for doubtful accounts as of December 31, 2010 and 2009

Period	Amount	Period	Amount
As of January 1, 2010	$269,259	As of January 1, 2009	$23,787
As of March 31,2010	265,789	As of March 31,2009	22,940
As of June 30, 2010	430,875	As of June 30, 2009	28,290
As of September 30, 2010	499,200	As of September 30, 2009	277,100
As of December 31, 2010	372,734	As of September 30, 2009	269,259

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company’s subsidiary, Hanxin maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to an increase in accounts receivable from major customers as well as new customers. Commencing the second quarter of 2010, the payment to the Company by its major customers was extended to one year in order to expand its revenues. As a result, the allowance for doubtful account increased significantly as of December 31, 2010 as compare to December 31, 2009.

Accounts receivable turnover for the year ended December 31, 2010 and 2009 consisted of the following:

	For The Year Ended December 31,
	2010	2009
Accounts receivable turnover	2.01	1.85

Since there were significantly increased credit sales, and the increased credit sales amounts were significantly greater than the average accounts receivable increased amount for the year ended December 31, 2010 as compared to the same period in 2009, the accounts receivable turnover figure for the year ended December 31, 2010 was greater than the turnover in the same period of 2009.

5.          INVENTORIES

The barks and wood particles are most raw materials to manufacture cork planks. The wood particles consisted of grinded barks.  During the course of manufacture, the Company made use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchased significant barks and wood particles in order to ensure productions. Moreover, the barks usually were picked in autumn.  In order to have sufficient raw materials used in manufacture for the coming year, the Company purchased enormous amount of barks and wood particles as of December 31, 2010.

On October 15, 2009, in order to expand annual output, the Company entered into an agreement to cooperating with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to build another production line for manufacturing the cork floor planks located in Sichuan province.  Pursuant to the agreement, the Company provided a set of production equipment, and Sichuan Hanxin agreed to provide the workshop and supplementary equipments.  Also the Company shall prepay raw materials payment and provide secondary raw materials to Sichuan Hanxin. Nevertheless, Sichuan Hanxin shall be responsible for the production of cork floor products in accordance with the quality specifications and standards set by the Company. According to the agreement, we have exclusive right to sell the cork floor products produced from this production line.  As a result, in order to perform the agreement, the Company purchased a large amount of secondary raw materials as of December 31, 2009.

Since the Company considered that: 1) it is hard to control the application amount of secondary raw materials in the course of manufacturing cork product in Sichuan Hanxin; 2) it shall avoid spending too much cash flow in raw materials; 3) Sichuan Hanxin is one of the major cork raw materials providers, the Company intended to change from providing raw material and only payment processing charges to directly purchase cork floor products from Sichuan Hanxin.

In order to maintain the friendly relationship, prompt the production level of Sichuan Hanxin regarding to reduce defective production rate and control the application amount of raw materials, the Company agreed to provide the raw materials to Sichuan Hanxin and only pay processing charges to Sichuan Hanxin for the first batch of cork floor products. Thereafter the Company does not need to prepay raw materials to Sichuan Hanxin, and it directly purchased cork floor products from Sichuan Hanxin at the contracted price by both sides.

In January 2010, the Company entered into a sales agreement with Sichuan Hanxin to sell secondary raw materials in amount of $1,434,180 (equivalent to RMB 9,468,901). Sichuan Hanxin purchased the secondary raw materials to manufacture cork floors products for the Company. As of December 31, 2010, Sichuan Hanxin paid $1,434,180 to the Company for the raw materials it purchased. See more information in Note 6.

Inventories on December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009
Raw materials
Tree skins	$1,703,715	$2,026,925
Wood Particles	792,714	1,097,599
Secondary raw materials	556,087	1,639,893
Density boards	803,809	-
Other raw materials	-	29,188
Subtotal	3,856,325	4,793,605
Work in progress	835,142	202,495
Finished goods	3,437,125	961,765
Packaging and other	206,989	13,474
Total	$8,335,581	$5,971,339

Inventories turnover for the years ended December 31, 2010 and 2009 consisted of the following:

	For The Year Ended December 31,
	2010	2009
Inventory turnover	2.91	3.53

In order to ensure productions in the coming year, significant raw materials inventories were increased as of December 31, 2010 as compared to year 2009 and the total cost of goods sold increased amount was significantly less than the average inventories increased amount in year 2010 as compared to year 2009.  As a result, the inventory turnover figure for the year ended December 31, 2010 was less than the amount in the same period of 2009.

6.           SPECIAL TRANSACTIONS TO SICHUAN HANXIN

During the year ended December 31, 2010, the Company sold secondary raw materials to Sichuan Hanxin. The amount of sales is listed below:

	For The Years Ended December 31,
	2010	2009
Total revenues, net	$29,076,185	$24,393,625
Revenues from Sichuan Hanxin	1,195,757	-
Total revenues excluded Sichuan Hanxin Total	$27,880,428	$24,393,625

7.          ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. Since the growth cycle of bark used in manufacturing need sufficient growth. In order to acquire sufficient bark and ensure production in the future, the Company generally signs purchase agreements with some unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of December 31, 2010, nearly 90% of these advances were outstanding more than three months.  The Company did not incur losses in connection with advances to suppliers as of December 31, 2010.  As such, the Company had not recorded the allowance for advances to supplier for the year ended December 31, 2010, and the net amount of advances to suppliers was $3,356,897 and $2,468,733 as of December 31, 2010 and 2009 respectively.

8.          PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, property and equipment consisted of the following:

		As of December 31,
	Estimated Life	2010	2009
Buildings and improvements	30-35	$1,604,396	$1,551,588
Manufacturing equipments	1-8	1,653,142	1,598,728
Office furniture and equipments	5	32,180	31,120
Vehicle	8	12,944	12,518
Machinery improvements	3	83,303	80,563
Subtotal		3,385,965	3,274,517
Less: Accumulated depreciation		1,167,157	935,210
Total		$2,218,808	$2,339,307

For the years ended December 31, 2010 and 2009, depreciation expenses amounted to $195,213 and $$191,096, respectively.

9.          DEPOSIT FOR PURCHASE OF FIXED ASSETS

Hanxin intended to purchase a factory’s fixed assets through an unrelated agent who handled the negotiations for the Company, and both parties signed the Entrust Purchase Agreement on November 10, 2005. Hanxin had paid deposits of $2,021,380 (equivalent to RMB 13,800,000) as of December 31, 2009. The agency agreement has no firm commitment on the purchase but it stated a maximum price of RMB 50,000,000 that the Company is willing to pay for the fixed assets. Due to the dissension within the factory’s creditors, the agent could not close this purchase agreement on time. As a result, Hanxin had a supplementary agreement with this agent on September 27, 2009. Pursuant to the terms of such agreement, the agreement was extended and as a result, Hanxin would fully collect the deposit which it had paid to the agent if the purchase was not completed by June 30, 2010.  Since various issues within the factory’s creditors were not resolved during the second quarter of 2010, the agent was unable to fulfill this agreement. Therefore, the deposit was returned to Hanxin in June 2010 by the unrelated agent.

10.        DEPOSIT FOR ACQUISITION

Hanxin intended to acquire Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”), one of its cork raw material providers located in Sichuan Province of China, and signed a strategic cooperation agreement with Sichuan Hanxin on March 26, 2007. The purchase price of Sichuan Hanxin was not to exceed RMB20 million (equivalent to $2,929,536 as of December 31, 2009) based upon the agreement. As of December 31, 2009, Hanxin had paid RMB9.3 million (equivalent to $1,362,234) deposits to Sichuan Hanxin.

On September 20, 2009, Hanxin entered into an agreement with the two shareholders of Sichuan Hanxin, Huadong Li and Xiaojun Wu. The agreement grants Hanxin an option to acquire 100% of the shares of Sichuan Hanxin by September 20, 2010. The acquisition price shall be between 120% and 150% of the net asset value as shown in the audited financial statements as of December 31, 2009 of Sichuan Hanxin. The amount of the premium over the net asset value is subject to agreement by the parties, but shall not exceed 150%. Exercise of the option is subject to a satisfactory financing arrangement, due diligence and requisite corporate approvals. In the event that any of the closing conditions are not satisfied by September 20, 2010, the agreement will terminate except that the breaching party shall be liable to pay a penalty of RMB 10 million (equivalent to $1,464,768 as of December 31, 2009). According to the agreement, Hanxin shall pay 30% of the acquisition price within 10 days from the date of fulfillment of all closing conditions, 30% within 60 days from the fulfillment date, and 40% within 10 days from completing the transfer of all assets and shares of Sichuan Hanxin.  Since the Company did not acquire any financing, and none of the closing conditions were satisfied as of September 20, 2010, the acquisition agreement between the Company and Sichuan Hanxin has been terminated. In addition, the Company purchased cork floor products from Sichuan Hanxin since April 2010. It incurred a huge amount of costs due to Sichuan Hanxin.  As a result, after negotiation by both parties, the acquisition deposit of RMB9.3 million (equivalent to $1,362,234 as of December 31, 2009) has fully offset the due debt resulting from the purchase of cork floor products from Sichuan Hanxin in September 2010.

11.        NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure sufficient raw material production base in the future, the Company plans to purchase the right to use a parcel of land of planting oak from Shanxi Shuta Cork Products Co., Ltd (“Shanxi Shuta”)  in the Baoji District in Shanxi Province of the PRC in 2007 (oak leather used to produce the company's main raw material).  The Company prepaid in amounts of RMB10 million (equivalent to $1,514,621 as of December 31, 2010) to Shanxi Shuta. However, the Company terminated the agreement with Shanxi Shuta in August, 2008. Despite the deposit in amounts of RMB10 million had been fully refunded back to the Company in August and September 2008.  However, due to affect adversely financial crisis all over the world during the fourth quarter of 2008, the Company’s financing plans were failed during the fourth quarter of 2008 and first quarter of 2009, and the Company was regretted to terminate the land use right purchase deal from Shanxi Shuta. In year 2008, based upon Hanxin’s sale and manufacturing strategies Shanxi Shuta opened cork retail chain stores exclusively selling Hanxin’s products but Hanxin could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shanxi Shuta; thus Shanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing an important distribution channel and to assist Shanxi Shuta to recover from this situation, Hanxin had loaned RMB10 million (equivalent to $1,514,621 as of December 31, 2010) to the Shanxi Shuta for one year term starting from October 27, 2008.  This loan is non-interest bearing and unsecured. One day subsequent to the due date of the loan, October 28, 2009, Hanxin signed another loan agreement with Shanxi Shuta and loaned the same amount of RMB10 million to Shanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

Hanxin would like to purchase the land use right in Baoji District in Shanxi Providence from Shanxi Shuta as soon as its financing situation allowable, since the price of the land use right is going up, and Hanxin do need a parcel of land use right to plan the Portugal type of cork trees to secure its cork materials in the future. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shanxi Shuta to express its sincerity to acquire 7,000 Mu (equal to 4,669,000 square meters) land use right located in Baoji District in Shanxi Providence from Shanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shanxi Shuta in acquired the land use right for Hanxin, Hanxin agree to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement in 2008. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shanxi Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,514,621 as of December 31, 2010) that Shanxi Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that should Hanxin does not purchase the land by October 20, 2011, Shanxi Shuta will not repay the RMB10 million loan pursuant to Loan Agreement dated October 28, 2009 and the parties will have no further obligation to each other regarding the loan or the land purchase. Therefore, the Company reclassified all of these loan amounts as Non-Refundable deposits for purchase of land use right commencing as of October 20, 2009. It is not assurance that the Company will have the rest of money RMB27.8 million by October 27, 2011 to pay Shanxi Shuta for this land use right purchase.

Even though Shanxi Shuta is one of major customers of Hanxin in years ended December 31, 2010 and 2009, but the total amounts sold to Shanxi Shuta in year 2010 and 2009 were only represented 3.44% and 2.63% of total sales of Hanxin, one of the Company’s subsidiaries in China, in the years ended December 31, 2010 and 2009, respectively. Also, Shanxi Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Furthermore, Shanxi Shuta is not subject to common control or common significant influence. Accordingly, Shanxi Shuta is not deemed a related party of the Company for the years ended December 31, 2010 and 2009.

12.        INVESTMENT PROPERTIES – NET

On September 27, 2001, the Company purchased certain investment entertainment facilities called YuLerYuan Resort which included certain buildings, machinery, equipment, and the right to use a parcel of land of approximately 10,360 square meters for 40 years. The purchase price of the land use right is being amortized over the term of the right while other facilities are being depreciated over the estimated life of properties. The Company renovated the space and built an additional student dormitory in 2007. The construction was completed in June 2008. In order to pass the inspection from the authorities in China and obtain the ownership certificates, the Company spent additional funds to install fire-fighting equipments in the building starting the second quarter of 2010. During the third quarter of 2010, the installation of fire fighting equipments had been completed. At the same period, the Company obtained the ownership certificates with respect to the dormitory. The YuLerYuan Resort including new student dormitory was leased for $22,163 (equivalent to RMB150,000) per month to the university located at YuLerYuan for the period from March 1, 2010 to February  28, 2011. This lease agreement was renewed on February 21, 2011. All terms remains the same except that the rental fee was increased to $29,550(equivalent to RMB200,000). The lease period was extended to February 28, 2012

As of December 31, 2010 and December 31, 2009, Investment Properties consisted of the following

		As of December 31,
	Estimated Life	2010	2009
Depreciation Properties:
Buildings and improvements	28	$950,792	$919,497
Student dormitory	30	3,236,811	2,420,619
Machinery and equipments	5	27,153	26,259
Subtotal		4,214,756	3,366,375
Less: Accumulated depreciation		528,600	388,594
Total depreciation properties		3,686,156	2,977,781

Amortization Property:
Land use right	40	210,917	203,975
Less: Accumulated amortization		48,775	42,070
Total amortization properties		162,142	161,905
Total Investment Properties, Net		$3,848,298	$3,139,686

For the years ended December 31, 2010 and 2009, depreciation and amortization expenses for these investment entertainment facilities amounted to $128,818 and $118,653 respectively.

The amortization expenses of land use right for the next five years are as follows:

For The Years Ending December 31,	Amount
2011	$5,144
2012	5,144
2013	5,144
2014	5,144
2015	5,144

13.        INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,120,470 (equivalent to RMB 14,000,000). DeRong owns a cork tree forest plantation in China. The investment is stated at cost.

14.        INTANGIBLE ASSETS

During the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fangshe Zhang, at no cost. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were RMB28,800 (equivalent to approximately $4,199) as of second quarter ended June 30, 2008. On December 31, 2010 and 2009, intangible assets, less accumulated amortization consisted of the following:

	As of December 31,
	2010	2009
Intangible assets	$4,362	$4,219
Less: Accumulated amortization	822	477
Total	$3,540	$3,742

For the years ended December 31, 2010 and 2009, amortization expense amounted to $321 and $318, respectively.

The amortization expenses for the next five years are as follows:

For The Years Ending December 31,	Amount
2011	$321
2012	321
2013	321
2014	321
2015	321

15.        CONVERTIBLE NOTE

In June 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes matured in June 2009 and bore interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 (the "Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of Common Stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

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

On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  The Company has filed a registration statement with respect to a proposed public offering with the Securities and Exchange Commission (the “Registration Statement”), with respect to certain Units consisting of Common Stock and warrants . Upon the closing of the proposed offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. The interest payable has been accrued and recorded as of December 31, 2010 and 2009.

Since the warrants issued with convertible notes are basically long-term options to buy common stock at a fixed price, the Company allocated the proceeds from the offering of convertible promissory notes and common stock purchase warrants between the two securities utilizing the  incremental method, The difference between the market price of the common stock on the issuance date of the warrants and the warrant  exercise price of $0.228  has been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $279,386 as of December 31, 2010 and 2009, respectively.

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

The following is a summary of the status of outstanding warrants as of December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,535,088	$0.228	2.5	$0.122
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2010	1,535,088	$0.228	1.5	$0.282

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

On December 31, 2010 and 2009, taxes payable consisted the following:

	As of December 31,
	2010	2009
Value-added tax	$261,814	$144,664
Corporate income tax provision	678,778	373,542
Local taxes and surcharges	28,785	12,973
Franchise tax	3,214	3,214
Total	$972,591	$534,393

The deferred income taxes assets results from loss on disposition of fixed assets that are no deductible and bad debt allowance are deductible when the bad debt is incurred

The components of the provisions for income taxes were as follows:

	For The Years Ended December 31,
	2010	2009
Current taxes:
Current income taxes in P.R. China	$925,058	$725,847
Deferred taxes benefit and valuation	(12,237)	(33,308)
Total provision for income taxes	$912,821	$692,539

The following is a reconciliation of the statutory taxes rate to the effective taxes rate for the years ended December 31, 2010 and 2009:

	For The Years Ended December 31,
	2010	2009
U.S. statutory corporate income taxes rate	34%	34%
PRC taxes rate difference	(9)%	(9)%
Net effect of taxes exemption/non-taxable income/non-deductible expenses	(10)%	(10)%
Valuation allowance	-	1%
Effective taxes rate	15%	16%

The taxes effect of temporary differences that give rise to the Company’s deferred taxes assets as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
Deferred income taxes assets :
Bad debt allowance	$55,910	$40,389
Loss carry forward	1,529	-
Loss on disposition of fixed assets	14,723	17,266
Total deferred income taxes assets	$72,162	$57,655
	.
Reported as:
Current deferred income taxes assets	$3,367	$3,064
Long-term deferred income taxes assets	68,795	54,591
Net deferred income taxes assets	$72,162	$57,655

17.        DUE TO STOCKHOLDER/OFFICER

Amounts due to a stockholder/officer are unsecured, non-interest bearing and do not have a set repayment date. As of December 31, 2010 and 2009, the total net amounts due to the stockholder/officer were $183,626 and $177,582, respectively, which represented the net amounts lent by shareholder/officer to the Company.

18.        STOCKHOLDERS EQUITY

On August 9, 2005, the Company acquired Hanxin International in exchange for (i) 24,000,000 shares of the Company’s common stock and (ii) 1,000 shares of the Company’s Series A Preferred Stock.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of December 31, 2008. Since there were no unregistered shares issued in year 2010, the total shares of issued outstanding were 35,663,850 as of December 31, 2010.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fangshe Zhang. These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents was RMB28,800 (equivalent to $4,199) in June 2008. In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of December 31, 2010.

19.        BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For The Years Ended December 31,
	2010	2009

Basic:
Numerator:
Net income for basic calculation	$4,664,510	$3,345,410
Denominator:
Weighted average common shares	35,663,850	35,663,850
Denominator for basic calculation	35,663,850	35,663,850
Net income per share — basic	$0.13	$0.09

Diluted:
Numerator:
Net income for basic calculation	$4,664,510	$3,345,410
Effect of dilutive securities issued	158,173	271,906
Net income for diluted calculation	$4,822,683	$3,617,316
Denominator:
Denominator for basic calculation	35,663,850	35,663,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	3,070,175
Warrants	592,377	-
Denominator for diluted calculation	39,326,402	38,734,025
Net income per share — diluted	$0.12	$0.09

20.        LEASE COMMITMENTS

The Company leases its office space, and certain production facilities and lands under operating lease agreements that are expiring on December 31, 2011 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of December 31, 2010.

For The Year Ending December 31,	Amount
2011	$250,618
2012	17,730
2013	17,730
2014	17,730
2015	17,730
Thereafter	545,200
Total minimum rental payments required	$866,738

Rent and properties maintenance expenses amounted to $181,013 and $199,515 for the years ended December 31, 2010 and 2009, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. The following is a schedule of future minimum rental payments required under these operating leases as of December 31, 2010.

For The Years Ending December 31,	Amount
2011	$104,410
Total minimum rental payments required	$104,410

Patent lease expenses amounted to $354,601 and $351,334 for the years ended December 31, 2010 and 2009, respectively.

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

As of December 31, 2010 and 2009, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount of $3,566,911 and $2,808,865 for the Statutory Surplus Reserve and the Statutory Common Welfare Fund.

The Company has not declared or paid cash dividends or made distributions in the past years.

22.        CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to contribute these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $0 and $1,589 for the years ended December 31, 2010 and 2009, respectively.

23.        CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the years ended December 31, 2010 and 2009, none of the Company’s customers accounted for more than 10% of its sales.

Major Suppliers:

The following is a summary of purchases of raw materials from major suppliers (those accounting for 10% or more of purchases):

	Purchases from	Number of	Percentage
For The Years Ended December 31,	Major Suppliers	Suppliers	of Total
2010	$8,739,331	1	43.34%
2009	$2,126,978	1	12.03%

Sichuan Hanxin is the provider who provided 43.34% and 12.3% of the Company’s raw materials in the years ended December 31, 2010 and 2009, respectively.

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

24.        OTHERS

On August 4, 2009, the Company signed an exclusive financial advisor agreement with Global Arena Capital Corp. (“GAC”) to have GAC act as the Lead or Managing or Co-Underwriter or Investment Banker in connection with the proposed public offering (the “Offering”) consisting of one share of Common Stock and one Common Stock Purchase Warrant (the “Units”), of the Company its successors, subsidiaries, affiliates or assigns on a “firm commitment” basis. The engagement period of this agreement is from August 4, 2009 to May 31th, 2010, which may be extended by mutual consent. However, in January 2011, ICM Capital Markets Ltd. (“ICM”) has substituted GAC to be the Company’s Lead or Managing Underwriter or Investment Banker in accordance with the terms of the transfer agreement signed with ICM and GAC which is hereby extended to June 1, 2011. On March 25, 2011, the Company signed an exclusive proposal on a firm commitment basis with Aegis Capital (“Aegis”) to have Aegis replace ICM to become its leading underwriter. The term of this new agreement is six months and expires on September 24, 2011.

In February 2011, the Company signed the four loan agreements with Sichuan Hanxin to keep friendly corporation relationship and support the funds demand of Sichuan Hanxin which plan to expand its facility and purchase the land use right. Those loan agreements amounted to RMB 26 million at an annual rate of 6% from the inception of actual loan date until eighteen months. As of February 28, 2011, the Company paid fully such loans amounts of RMB26 million to Sichuan Hanxin.