Form 10-Q
period 2011-03-31
Asia Cork Inc.
filed 2011-05-23
CIK 1104040

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐  Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 20, 2011 there were 35,913,850 shares of Common Stock, par value $.0001 per share, outstanding.

ASIA CORK INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART 1- FINANCIAL INFORMATION
Item 1: – Financial Statements
ASIA CORK, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$1,578,496	$4,250,765
Accounts receivable, net of allowance for doubtful accounts of $490,350 and $372,734, respectively	9,316,640	7,162,355
Inventories	5,505,058	8,335,581
Advance to suppliers	4,182,451	3,356,897
Loan to unrelated party	3,970,314	-
Deferred income taxes assets	5,280	3,367
Prepayments and other current assets	480,129	42,520
Total Current Assets	25,038,368	23,151,485

Property and Equipment - Net	2,189,954	2,218,808
Construction in progress	550,499	-
Non-Refundable Deposit for Purchase of Land Use Right	1,527,044	1,514,621
Investment Properties - Net	3,838,207	3,848,298
Investment - At Cost	2,137,862	2,120,470
Intangible Assets- Net	3,486	3,540
Deferred Income Tax Assets	86,003	68,795
Total Assets	35,371,424	32,926,017

Liabilities and Equity:
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	1,730,790	1,852,351
Convertible note, net	700,000	700,000
Customer deposit	13,595	104,644
Taxes payable	1,145,285	972,591
Due to stockholders/officers	185,132	183,626
Other current liabilities	-	27,263
Total Current Liabilities	3,774,802	3,840,475

Total Liabilities	3,774,802	3,840,475

Equity:
Asia Cork Inc. Stockholders' Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized,
35,913,850 and 35,663,850 shares issued and outstanding	3,591	3,566
Additional paid-in capital	4,575,421	4,485,446
Additional paid-in capital stock warrant	279,386	279,386
Reserve funds	3,906,010	3,566,911
Retained earnings	16,294,112	14,646,508
Accumulated other comprehensive income	3,849,269	3,594,537
Total Asia Cork Inc. Stockholders' Equity	28,907,789	26,576,354
Noncontrolling Interest	2,688,833	2,509,188
Total Equity	31,596,622	29,085,542

Total Liabilities and Equity	$35,371,424	$32,926,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASIA CORK, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Revenues	$9,737,881	$3,634,641
Cost of Goods Sold	6,292,939	2,877,486
Gross Profit	3,444,942	757,155

Operating Expenses
Selling expenses	507,456	163,467
Bad debt expense (recover)	114,032	(3,514)
Research & development costs	-	109,851
General and administrative expenses	287,304	208,508
Total Operating Expenses	908,792	478,312

Income From Operations	2,536,150	278,843

Other Income (Expenses)
Interest expenses , net	(32,117)	(44,225)
Other income , net	65,142	32,606
Total Other Income (Expenses)	33,025	(11,619)

Income from Continuing Operations Before Taxes	2,569,175	267,224
Provision for Income Taxes	402,827	37,367

Net Income Before Noncontrolling Interest	2,166,348	229,857

Less: Net income attributable to the noncontrolling interest	179,645	19,807

Net Income Attributable to Asia Cork Inc.	$1,986,703	$210,050

Earnings Per Share - Basic and Diluted:
- Basic	$0.06	$0.01
- Diluted:	$0.05	$0.01

Weighted Common Shares Outstanding - Basic and Diluted
- Basic	35,827,739	35,663,850
- Diluted:	39,431,155	40,269,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASIA CORK, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Net Income Before Noncontrolling Interest	$2,166,348	$229,857
Other Comprehensive Income:
Foreign Currency Translation Income	254,732	4,024
Comprehensive Income	$2,421,080	$233,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASIA CORK, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$1,986,703	$210,050
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	88,382	85,921
Bad debt adjustment	114,032	(3,514)
Losses on disposal of inventories	-	1,974
Net income attributable to noncontrolling interest	179,645	19,807
Deferred income tax benefits	(18,444)	(5,732)
Consulting fees adjusted from deferred	90,000
Changes in operating assets and liabilities:
Accounts receivable	(2,192,121)	82,460
Inventories	2,875,307	2,011,133
Advance to suppliers	(791,530)	(1,247,694)
Prepayments and other current assets	(433,703)	106,803
Accounts payable and accrued expenses	(135,641)	(85,988)
Customer Deposit	(91,160)	13,306
Taxes payable	163,377	284,477
Other current liabilities	(27,263)	(22,528)
Net Cash Provided by Operating Activities	1,807,584	1,450,475
Cash Flows From Investing Activities
Payment for construction in Progress	(550,499)	-
Payment for loan to unrelated party	(3,970,314)	-
Net Cash Used in Investing Activities	(4,520,813)	-
Cash Flows From Financing Activities
Repayment to the loan	-	(215,321)
Net Cash Used in Financing Activities	-	(215,321)
Net Increase in Cash and Equivalents	(2,713,229)	1,235,154
Effect of Exchange Rate Changes on Cash	40,960	248
Cash and Equivalents at Beginning of Period	4,250,765	49,949
Cash and Equivalents at End of Period	$1,578,496	$1,285,351
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest expenses paid	$-	$7,258
Income taxes paid	$540,762	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issued shares for consulting service	$90,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASIA CORK, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)

1.	BASIS OF PRESENTATION

a)	Interim financial statements:

The unaudited condensed consolidated financial statements of Asia Cork Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

b)	Description of business and reverse merger:

Asia Cork Inc (the "Company") was incorporated on August 1, 1996, under the laws of the State of Delaware. Until August 2005, the Company had no operations and the sole purpose of the Company was to locate and consummate a merger or acquisition with a private entity.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

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

Certain amounts reflected in the consolidated financial statements for the three months ended March 31, 2010 have been reclassified to conform to the presentation for the three months ended March 31, 2011.

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

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

2.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally provides its major customers with short term credit pursuant to which the customers are required to make payment between three months and six months after delivery, depending on the customer’s payment history. Beginning in April 2010, the Company manufactured new series of wood materials products. In purpose of expanding the domestic market in Beijing, Shanghai and Guangzhou, and to promote market share of new series of wood materials products, the Company chose certain long-term good relationship customers in three areas which had good credit history and background. Commencing from May 2010, the Company determined that the payment term of those major customers in three areas were extended from six month to one year. Despite the fact that the payment terms were extended, the Company recognizes its revenues upon reception of good by the customer in full amount. Moreover the Company does not change revenue recognition policy. The total revenues had been raised up for the quarter ended March 31, 2011, which resulted from the extension of payment terms of major customers and the Company implement a promotion activity during the current period. At the same time, in order to reduce the risk in collection, the Company plans to control payment term of those major customers within the nine months during the coming future. For the quarter ended March 31, 2011, the total revenues resulted from a combination of increased orders by existing and new clients as the Company continued to successfully increase sales to customers and expand its customer base, the Company’s accounts receivable balance increased significantly as of March 31, 2011. As of March 31, 2011 the accounts receivable balance was $9,806,990 (equivalent to RMB64,222,057).

The Company’s subsidiary, Hanxin used to maintain a reserve for uncollectible accounts of 0.5% of accounts receivable before third quarter of 2009. However, during the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to a high level of increasing accounts receivable from its major customer as a result of the increase in sales to both existing and new customers. Consequently, the Company recognized a provision for bad debts equal to $114,032 for the three months ended March 31, 2011.

The accounts receivable amounts included in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Shaanxi Shuta Cork Products Co., Ltd	$1,582,833	$718,540
Distributors who had owed the Company more than
USD152,704 (equivalent to RMB1 million)	6,875,505	5,505,008
Distributors or Customers who had owed the Company
equal or less than USD152,704 (equivalent to RMB1 million)	1,348,652	1,311,541
Sub-total	9,806,990	7,535,089
Less: Allowance for doubtful accounts	490,350	372,734
Accounts receivable, net	$9,316,640	$7,162,355

The total amounts sold to the customers who had a balance of accounts receivable more than $152,704 (equivalent to RMB1 million) were $5,065,601and $759,637 for the three months ended March 31, 2011 and 2010, respectively. They were represented 52% and 20.9% of total sales in the three months ended March 31, 2011 and 2010.Except for Shaanxi Shuta, none of the customers accounted for more than 10% of total sales for the three months ended March 31, 2011. However, for three month ended March 31, 2010, except the secondary raw materials sold to Sichuan Hanxin had over 10% of the total sales, none of other customers accounted for more than 10% of total sales for three months ended March 31, 2010.

Accounts receivable aging as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Less than 90 days	$5,755,579	$2,558,025
91days-180days	2,340,287	4,468,908
181days-365days	1,711,124	508,156
Total	$9,806,990	$7,535,089

The Company’s accounts receivable with ages of less than 90 days represented approximately 59% and 34% of the total receivables as of March 31, 2011 and December 31, 2010, respectively

The following is a summary of the status of allowance for doubtful accounts as of March 31, 2011 and 2010

Period	Amount	Period	Amount
As of January 1, 2011	$372,734	As of January 1, 2010	$269,259

As of March 31,2011	$490,350	As of March 31,2010	$265,789

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company’s subsidiary, Hanxin maintains a reserve for uncollectible accounts of 0.5% of accounts receivable. During the third quarter of 2009, the Company increased the amount of its reserve from 0.5% to 5.0% of accounts receivable due to an increase in accounts receivable from major customers as well as new customers. Commencing the second quarter of 2010, the payment to the Company by its major customers was extended to one year in order to expand its revenues. As a result, the allowance for doubtful account increased significantly as of March 31, 2011 as compare to March 31, 2010.

Accounts receivable turnover for the three months ended March 31, 2011 and 2010 consisted of the following:

	For Three Months Ended March 31,
	2011	2010
Accounts receivable turnover	0.59	0.17

Since there were significantly increased credit sales, and the increased credit sales amounts were significantly greater than the average accounts receivable increased amount in the first quarter of 2011 as compared to the same period of 2010, the accounts receivable turnover figure for the three months ended March 31, 2011 was greater than the turnover in the same period of 2010.

3.	INVENTORIES

The barks and wood particles are the primary raw materials utilized to manufacture cork planks. The wood particles consist of grinded barks.  During the course of manufacture, the Company makes use of reproducible oak barks. Since the growth cycle of oak barks takes long periods of time, the Company generally purchases barks and wood particles in advance in order to ensure production. Moreover, the barks are usually picked in autumn.  In order to have sufficient raw materials, the Company purchased a significant amount of barks and wood particles as of March 31, 2011 and December 31, 2010.
Inventories as of March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Raw materials
Tree skins	$665,060	$1,703,715
Wood Particles	1,068,087	792,714
Secondary raw materials	539,159	556,087
Density board	581,783	803,809
Subtotal	2,854,089	3,856,325
Work in progress	467,452	835,142
Finished goods	2,081,430	3,437,125
Packaging and other	102,087	206,989
Total	$5,505,058	$8,335,581

Inventories turnover for the three months ended March 31, 2011 and 2010 consisted of the following:

	For The Three Months Ended March 31,
	2011	2010
Inventories turnover	0.96	0.58

As of March 31, 2011, there were significantly increased in average inventories and cost of sales as compared to the same period of 2010. However, the increased cost of goods sold amounts were significantly greater than the average inventories increased amount in the first quarter of 2011 as compared to the same period of 2010. Therefore, the inventories turnover figure for the three months ended March 31, 2011 was greater than the amount in the same period of 2010.

4.	ADVANCE TO SUPPLIERS

The supply of cork raw material is our basis of production. Since the growth cycle of bark used in manufacturing need sufficient growth. In order to acquire sufficient bark and ensure production in the future, the Company generally signs purchase agreements with some unrelated parties at the beginning of every year.  Pursuant to the agreements, the Company is required to pay its suppliers in advance. As of March 31, 2011, nearly 94% of these advances outstanding were less than six months.  The Company did not incur losses in connection with advances to suppliers as of March 31, 2011.  As such, the Company had not recorded the allowance for advances to supplier for the three months ended March 31, 2011, and the net amount of advances to suppliers was $4,182,451and $3,356,897 as of March 31, 2011 and December 31, 2010 respectively.

5.	LOAN TO UNRELATED PARTY

In February 2011, the Company signed four loan agreements with Sichuan Hanxin Cork Merchandises Co, Ltd. (“Sichuan Hanxin”) to keep friendly corporation relationship and support the funds demand of Sichuan Hanxin which plan to expand its facility and purchase the land use right. Those four loan agreements in the total amounted to RMB 26 million at an annual rate of 6% from the inception of actual loan date until eighteen months. As of March 31, 2011, the Company had fully paid the loans amounts of RMB26 million (equivalent to $3,970,314) to Sichuan Hanxin.

6.	PROPERTY AND EQUIPMENT-NET

As of March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	Estimated	March 31, 2011	December 31, 2010
	Life	(Unaudited)	(Audited)
Buildings and improvements	30-35	$1,617,555	$1,604,396
Manufacturing equipments	1-8	1,666,700	1,653,142
Office furniture and equipments	5	32,444	32,180
Vehicle	8	13,051	12,944
Machinery improvements	3	83,986	83,303
Subtotal		3,413,736	3,385,965
Less: Accumulated depreciation		1,223,782	1,167,157
Total		$2,189,954	$2,218,808

For the three months ended March 31, 2011 and 2010, depreciation expenses amounted to $46,837 and $56,162 respectively.

7.	NON-REFUNDABLE DEPOSIT FOR PURCHASE OF LAND USE RIGHT

In order to ensure sufficient raw material production base in the future, the Company plans to purchase the right to use a parcel of land of planting oak from Shanxi Shuta Cork Products Co., Ltd (“Shanxi Shuta”)  in the Baoji District in Shanxi Province of the PRC in 2007 (oak leather used to produce the company's main raw material).  The Company prepaid in amounts of RMB10 million (equivalent to $1,527,044 as of March 31, 2011) to Shanxi Shuta. However, the Company terminated the agreement with Shanxi Shuta in August, 2008. Despite the deposit in amounts of RMB10 million had been fully refunded back to the Company in August and September 2008.  However, due to affect adversely financial crisis all over the world during the fourth quarter of 2008, the Company’s financing plans were failed during the fourth quarter of 2008 and first quarter of 2009, and the Company was regretted to terminate the land use right purchase deal from Shanxi Shuta. In year 2008, based upon Hanxin’s sale and manufacturing strategies Shanxi Shuta opened cork retail chain stores exclusively selling Hanxin’s products but Hanxin could not achieve its 500,000 square meters floor and board production plan in year 2008 and had delayed many purchase orders from Shanxi Shuta; thus Shanxi Shuta had to readjust its year 2008 sales strategies and incurred heavy losses. In order to avoid losing an important distribution channel and to assist Shanxi Shuta to recover from this situation, Hanxin had loaned RMB10 million (equivalent to $1,527,044 as of March 31, 2011) to the Shanxi Shuta for one year term starting from October 27, 2008.  This loan is non-interest bearing and unsecured. One day subsequent to the due date of the loan, October 28, 2009, Hanxin signed another loan agreement with Shanxi Shuta and loaned the same amount of RMB10 million to Shanxi Shuta again for the term from October 27, 2009 to October 27, 2011. This loan is also non-interest bearing and unsecured.

Hanxin would like to purchase the land use right in Baoji District in Shanxi Providence from Shanxi Shuta as soon as its financing situation allowable, since the price of the land use right is going up, and Hanxin do need a parcel of land use right to plan the Portugal type of cork trees to secure its cork materials in the future. Therefore, on October 20, 2009, Hanxin signed a forgiveness memo with Shanxi Shuta to express its sincerity to acquire 7,000 Mu (equal to 4,669,000 square meters) land use right located in Baoji District in Shanxi Providence from Shanxi Shuta within two years starting from October 20, 2009. In consider of the expenditure of Shanxi Shuta in acquired the land use right for Hanxin, Hanxin agree to purchase this land use right within two years in the same amount of RMB37.8 million listed in prior agreement in 2008. In the event that Hanxin does not purchase the land by October 20, 2011, Hanxin will be liable to pay Shanxi Shuta all upfront operation costs approximately RMB10 million (equivalent to $1,527,044 as of March 31, 2011) that Shanxi Shuta had paid to acquire the land use right from the Baoji District government. The parties anticipate that should Hanxin does not purchase the land by October 20, 2011, Shanxi Shuta will not repay the RMB10 million loan pursuant to Loan Agreement dated October 28, 2009 and the parties will have no further obligation to each other regarding the loan or the land purchase. Therefore, the Company reclassified all of these loan amounts as Non-Refundable deposits for purchase of land use right commencing as of October 20, 2009. It is not assurance that the Company will have the rest of money RMB27.8 million by October 27, 2011 to pay Shanxi Shuta for this land use right purchase.

Even though Shanxi Shuta is one of major customers of Hanxin in three months ended March 31, 2011 and in the year ended December 31, 2010, but the total amounts sold to Shanxi Shuta in the three months ended March 31, 2011 and the year ended December 31, 2010 were only represented 15.34% and 3.44% of total sales of Hanxin, one of the Company’s subsidiaries in China. Also, Shanxi Shuta does not have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Furthermore, Shanxi Shuta is not subject to common control or common significant influence. Accordingly, Shanxi Shuta is not deemed a related party of the Company for the quarter ended March 31, 2011 and for the year ended December 31, 2010.

8.	INVESTMENT PROPERTIES – NET

On September 27, 2001, the Company purchased certain investment entertainment facilities called YuLerYuan Resort which included certain buildings, machinery, equipment, and the right to use a parcel of land of approximately 10,360 square meters for 40 years. The purchase price of the land use right is being amortized over the term of the right while other facilities are being depreciated over the estimated life of properties. The Company renovated the space and built an additional student dormitory in 2007. The construction was completed in June 2008. In order to pass the inspection from the authorities in China and obtain the ownership certificates, the Company spent additional funds to install fire-fighting equipments in the building starting the second quarter of 2010. During the third quarter of 2010, the installation of fire fighting equipments had been completed. At the same period, the Company obtained the ownership certificates with respect to the dormitory. The YuLerYuan Resort including new student dormitory was leased for $22,801 (equivalent to RMB150,000) per month to the university located at YuLerYuan for the period from March 1, 2010 to February  28, 2011. This lease agreement was renewed on February 21, 2011. All terms remains the same except that the rental fee was increased to $30,401(equivalent to RMB200,000). The lease period was extended to February 28, 2012.

As of March 31, 2011 and December 31, 2010, Investment Properties consisted of the following

	Estimated	March 31, 2011	December 31, 2010
	Life	(Unaudited)	(Audited)
Depreciation Properties:
Buildings and improvements	28	$958,590	$950,792
Student dormitory	30	3,263,359	3,236,811
Machinery and equipments	5	27,375	27,153
Subtotal		4,249,325	4,214,755
Less: Accumulated depreciation		573,261	528,600
Total depreciation properties		3,676,064	3,686,155

Amortization Property:
Land use right	40	212,647	210,917
Less: Accumulated amortization		50,504	48,775
Total amortization properties		162,143	162,143
Total Investment Properties, Net		$3,838,207	$3,848,298
For the three months ended March 31, 2011 and 2010, depreciation and amortization expenses for these investment entertainment facilities amounted to $41,463 and $29,679, respectively.

The amortization expenses of land use right for the next five years are as follows:

For the Quarter Ending March 31,	Amount
2012	$5,292
2013	5,292
2014	5,292
2015	5,292
2016	5,292

9.	INVESTMENT – AT COST

On June 28, 2005, the Company purchased a 12% equity interest of Shaanxi DeRong Technology Information Development Co. Ltd. (“DeRong”), a PRC corporation, for $2,137,862 (equivalent to RMB 14 million). DeRong owns a cork tree forest plantation in China. The investment is long term and is stated at cost.

10.	INTANGIBLE ASSETS-NET

During the quarter ended June 30, 2008, the Company acquired ownership of three patent rights from its major stockholder and Chairman, Mr. Fang She Zhang for no consideration,. These three patent rights are used as part of a vital technique for the production of the Company’s products. The application and filing costs of these three patent rights were $4,219 (equivalent to RMB28,800) as of second quarter ended June 30, 2008. As of March 31, 2011 and December 31, 2010, intangible assets, less accumulated amortization consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Intangible assets	$4,398	$4,362
Less: Accumulated amortization	912	822
Total	$3,486	$3,540

For the three months ended March 31, 2011 and 2010, amortization expense amounted to $82 and $80 respectively.

The amortization expenses for the next five years are as follows:

For the Quarter Ending March 31,	Amount
2012	$328
2013	328
2014	328
2015	328
2016	328

11.	CONVERTIBLE NOTES

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

On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  The Company has filed a registration statement with respect to a proposed public offering with the Securities and Exchange Commission (the “Registration Statement”), with respect to certain Units consisting of Common Stock and warrants . Upon the closing of the proposed offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. The interest payable has been accrued and recorded as of March 31, 2011 and December 31, 2010.

Since the warrants issued with convertible notes are basically long-term options to buy common stock at a fixed price, the Company allocated the proceeds from the offering of convertible promissory notes and common stock purchase warrants between the two securities utilizing the  incremental method, The difference between the market price of the common stock on the issuance date of the warrants and the warrant  exercise price of $0.228  has been carried on the balance sheet as a “discount on convertible note, and the sum also been carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $279,386 as of March 31, 2010 and December 31, 2010, respectively.

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

The following is a summary of the status of outstanding warrants as of March 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,535,088	$0.228	1.5	$0.282
Granted				-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2011	1,535,088	$0.228	1.20	0.002

12.	TAX PAYABLE

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

On March 31, 2011 and December 31, 2010, taxes payable consisted the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Value-added tax	$557,518	$261,814
Corporate income tax provision	566,797	678,778
Local taxes and surcharges	17,756	28,785
Franchise tax	3,214	3,214
Total	$1,145,285	$972,591

The deferred income taxes assets results from a loss on disposition of fixed assets that are not deductible and bad debt allowance which is deductible when the bad debt is incurred

The components of the provisions for income taxes were as follows:

	For The Three Months Ended March 31,
	2011	2010
Current taxes:
Current income taxes in P.R. China	$421,271	$43,099
Deferred taxes benefit	(18,444)	(5,732)
Total provision for income taxes	$402,827	$37,367

The following is a reconciliation of the statutory taxes rate to the effective taxes rate for the three months ended March 31, 2011 and 2010:

	For Three Months Ended March 31,
	2010	2009
U.S. statutory corporate income taxes rate	34%	34%
PRC taxes rate difference	(9)%	(9)%
Net effect of taxes exemption/non-taxable income/non-deductible expenses	(9)%	(12)%
Valuation allowance	-	1%
Effective taxes rate	16%	14%

The taxes effect of temporary differences that give rise to the Company’s deferred taxes assets as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Deferred income taxes assets :
Bad debt allowance	$73,552	$55,910
Loss carry forward	3,427	1,529
Loss on disposition of fixed assets	14,304	14,723
Total deferred income taxes assets	$91,283	$72,162
	.
Reported as:
Current deferred income taxes assets	$5,280	$3,367
Long-term deferred income taxes assets	86,003	68,795
Net deferred income taxes assets	$91,283	$72,162

13.	DUE TO STOCKHOLDERS/OFFICERS

Amounts due to stockholders/officers are unsecured, non-interest bearing, and do not have a set repayment date.  As of March 31, 2011 and December 31, 2010, the total net amounts due to the stockholders/officers were $185,132 and $183,626, respectively which represented the net amounts lent by Mr. Pengcheng Chen, the Chief Executive Officer of the Company, to the Company.

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

In May 2008, the board of directors of the Company authorized, and on July 31, 2008 the Company issued, 150,000 shares of the Company’s common stock to its attorney for services rendered. In June 2008, the board of directors of the Company authorized, and on August 14 2008 the Company issued, 100,000 shares of the Company’s common stock to HAWK Associates, Inc (“Hawk”), its investor relations firm for services rendered pursuant to the agreement. Accordingly the Company has 35,663,850 shares of issued and outstanding common stock as of December 31, 2010. In February 2011, the Company issued 250,000 common stocks to individual for rendering professional services. As a result, the total shares of issued outstanding were 35,913,850 as of March 31, 2011.

In June 2008, the Company was assigned ownership of three patent rights from its major shareholder, Mr. Fangshe Zhang. These patents were assigned without any payment due to Mr. Zhang. The application and filing costs of these three patents was RMB28,800 (equivalent to $4,199) in June 2008. In connection therewith, the Company recorded $4,199 of intangible assets, and same amount of additional paid in capital as of March 31, 2011.

15.	BASIC AND DILUTED EARNING PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Basic:
Numerator:
Net income for basic calculation	$1,986,703	$210,050
Denominator:
Weighted average common shares	35,827,739	35,663,850
Denominator for basic calculation	35,827,739	35,663,850
Net income per share — basic	$0.06	$0.01

Diluted:
Numerator:
Net income for basic calculation	$1,986,703	$210,050
Effect of dilutive securities issued	37,104	40,606
Net income for diluted calculation	$2,023,807	$250,656
Denominator:
Denominator for basic calculation	35,827,739	35,663,850
Weighted average effect of dilutive securities:
Convertible debt	3,070,175	3,070,175
Warrants	533,241	1,535,088
Denominator for diluted calculation	39,431,155	40,269,113
Net income per share — diluted	$0.05	$0.01

16.	COMMITMENTS

The Company leases its office space, and production facilities and lands under operating lease agreements that are expiring on December 31, 2011 and October, 2047 respectively. The following is a schedule of future minimum rental land payments required under these operating leases as of March 31, 2011.

For the Quarter Ending March 31,	Amount
2012	$197,935
2013	18,240
2014	18,240
2015	18,240
2016	18,240
Thereafter	556,334
Total minimum rental payments required	$827,229

Rent and properties maintenance expenses amounted to $64,458 and $47,790 for the three months ended March 31, 2011 and 2010, respectively.

The Company also leases three patent rights from its Chairman, Mr. Fangshe Zhang, under operating lease agreements that expire on April 16, 2011. This agreement was renewed to April 16, 2012. The following is a schedule of future minimum rental payments required under these operating leases as of March 31, 2011.

For the Quarter Ending March 31,	Amount
2012	364,809
2013	16,214
Total minimum rental payments required	$381,023

Patent lease expenses amounted to $91,202 and $87,880 for the three months ended March 31, 2011 and 2010, respectively.

17.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Concentrations Risks:

For the three months ended March 31, 2011 and 2010, except for special sales to Shanxi Shuta and Sichuan Hanxin, none of the Company’s customers accounted for more than 10% of its sales.

	Sales to	Number of	Percentage of
Three Months Ended March 31,	Major Customers	Customers	Total Sales Revenue
2010	$1,185,372	1	32.61%
2011	$1,493,465	1	15.37%

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

	Purchases from	Number of	Percentage
Three Months Ended March 31,	Major Suppliers	Suppliers	of Total
2011	$2,338,305	5	83.32%
2010	$435,272	3	87.50%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2011 and 2010, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2011.

Overview
Asia Cork Inc. (f/k/a Hankersen International Corp.), was incorporated under the laws of the State of Delaware on August 1, 1996. Our Company was formed in connection with the merger acquisition of Kushi Macrobiotics Corp. (“KMC”) with American Phoenix Group, Inc. (“APGI”) in 1996. Prior to such acquisition, KMC had operated a business of marketing a line of natural foods (the “Kushi Cuisine”). This business was not successful and management determined that it would be in the shareholders’ best interest for KMC to operate a different business.

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

On July 11, 2008, the our wholly-owned subsidiary, Asia Cork Inc., was merged into its parent, Hankersen International Corp., as approved by our Board of Directors pursuant to the Delaware General Corporation Law. Our Company is the surviving company of the merger and, except for the adoption of the new name, from Handkersen International Corp. to Asia Cork, Inc., its Certificate of Incorporation is otherwise unchanged.

The Company’s common stock used to quoted on the Over the Counter Bulletin Board under the trading symbol “AKRK.OB”. However, the Company’s shares of common stock are currently traded under the symbol of “AKRK.PK” on the Pink Sheet market since year 2011.

Business Overview
The Company, through its subsidiaries, engages in developing, manufacturing and distribution of cork wood floor, wall and decorating products. The cork industry is generally regarded as environmentally friendly. The sustainability of production and the easy recycling of cork products and by –products are two of its most distinctive aspects. For the quarter ended March 31, 2011, we sold all our products to our clients in China, and then part of our China clients resold our products to their overseas clients.  Our products have also been distributed to India, the U.S., Germany and Japan. The sales to distributors, sales agents and our direct sales to clients have no difference as reflected in accounting policies, as the price and the means of delivery have no material differences. All sales revenues are recognized when reception and inspection of goods are completed by our clients.  We have the right to use 17 patents developed by Fangshe Zhang, our Chairman and principal shareholder regarding cork processing technologies. We own 3 patents, lease 3 patents, and have exclusive right to use another 11 patents for free. We believe that these 17 patents give us a competitive advantage in our product quality. With the patents we own and develop, we believe that we will be able to keep our leading status in cork production industry in China.

Foreign Exchange Considerations

Even though we are a U.S. company, because all of our operations are located in the People’s Republic of China (“PRC”), we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
	For The Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited	(Decrease)/ Increase
Revenues	$9,737,881	$3,634,641	$6,103,240	167.92%
Cost of Goods Sold	6,292,939	2,877,486	3,415,453	118.70%
Gross Profit	3,444,942	757,155	2,687,787	354.99%
Gross Profit Percentage	35.38%	20.83%	44.04%
Operating Expenses
Selling expenses	507,456	163,467	343,989	210.43%
Bad debt expense (recover)	114,032	(3,514)	117,546	-3345.08%
Research & development costs	-	109,851	(109,851)	-100.00%
General and administrative expense	287,304	208,508	78,796	37.79%
Total Operating Expenses	908,792	478,312	430,480	90.00%
Income From Operations	2,536,150	278,843	2,257,307	809.53%
Other Income (Expenses)
Interest expenses, net	(32,117)	(44,225)	12,108	-27.38%
Other income, net	65,142	32,606	32,536	99.79%
Total Other Income ( Expenses )	33,025	(11,619)	44,644	-384.23%
Income from Continuing Operations Before Taxes	2,569,175	267,224	2,301,951	861.43%
Income Tax Provision	402,827	37,367	365,460	978.03%
Net Income Before Noncontrolling Interest	2,166,348	229,857	1,936,491	842.48%
Less: Net income attributable to the noncontrolling interest	179,645	19,807	159,838	806.98%
Net Income Attributable to Asia Cork Inc.	$1,986,703	$210,050	$1,776,653	845.82%

Revenues

For the three months ended March 31, 2011, our revenues were $9,737,881 as compared to $3,634,641for the three months ended March 31, 2010, an increase of $6,103,240or 167.92%. The primary reason for the increase was that our major sales of finished goods comprised of wood materials and floors increased for the quarter ended March 31, 2011 as compared to the same period in 2010. In order to expand market share of products for floors, we implemented a sales promotion for our products of floors in January and February 2011, which caused the quantities of floors to increase enormously during this current period. Since we manufactured a new series of products for wood materials commencing April 2010, this generated an increase in revenues for the three months ended March 31, 2011 as compared to the same period in 2010. Likewise, we promoted the unit sales price for our products commencing the first quarter of 2011 thereby further increasing revenues this quarter.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2011 and 2010

	For The Three months Ended March 31
	2011			2010			2011 Less 2010
Product Name	Quantities (Square Meter)	Amount	Sale %	Quantities (Square Meter)	Amount	Sale %	Quantity (square meter)	Amount	Sale %
Wood Materials	777,232	$1,382,271	14%	100,340	$380,751	10%	676,892	$1,001,520	263%
Boards	43,104	504,415	5%	22,180	236,013	6%	20,924	268,402	114%
Floors	313,902	7,829,238	80%	92,590	1,817,884	50%	221,312	6,011,354	331%
Secondary raw materials	-	-	0%	-	1,185,371	33%	-	(1,185,371)	0%
Others	-	21,956	0%	-	14,622	0%	-	7,334	50%
Total	1,134,239	$9,737,881	100%	215,111	$3,634,641	100%	919,128	$6,103,239	168%

The increase in quantities per square meter, as reflected in the table, is primarily attributable to the fact that orders from our new and existing major customers have increased. At the same time, we implemented a promotion activity for our floor products during the first quarter of 2011.  There was a substantial increase in sales volume from 215,111 for the three months ended March 31, 2010 to 1,134,239 for the three months ended March 31, 2011.

The following table sets forth information regarding the average unit sales price per square meter of our principal products during the three months ended March 31, 2011 and 2010.

	Average Unit Sales Price Per Square Meter		Basic Change Per Square
Product Name	2011	2010	Meter
Wood Materials	$1.78	$3.79	$(2.02)
Boards	11.70	10.64	1.07
Floors	24.94	19.63	5.31
Overall Average Products	8.59	11.32	(2.73)

The decrease in average sales price per square meter, as reflected in the table, was part of our sales promotion that if you purchase floor materials, you would and get wood materials free.

Cost of Sales and Gross Profit

For the three months ended March 31, 2011, cost of sales amounted to $6,292,939 or 64.62% of net revenues as compared to cost of sales of 2,877,486 or 79.17% of net revenues for the three months ended March 31, 2010. Gross profit for the three months ended March 31, 2011 was $3,444,942 or 35.38% of revenues, as compared to $757,155 or 20.83% of revenues for the three months ended March 31, 2010. The gross margin increased primarily as a result of increase in unit sales price for our products from this current quarter. Moreover, there is a low margin sale of secondary raw materials to Sichuan Hanxin during the three months ended March 31, 2010. No such transaction was made in the first quarter of 2011.

The following table sets forth information regarding the average cost per square meter of our principal products during the three months ended March 31, 2011 and 2010.

	Average Cost Per Square Meter		Basic Change Per Square
Product Name	2011	2010	Meter
Wood Materials	$2.12	$2.77	$(0.65)
Boards	6.50	6.13	0.37
Floors	13.86	13.85	0.01
Overall Average Products	5.55	7.89	(2.34)

The decrease in average cost per square meter, as reflected in the table, is primarily because we sold more the products of wood materials which had represented low unit cost for the three months ended March 31, 2011 as compared to the same periods of 2010.

Operating Expenses

For the three months ended March 31, 2011, total operating expenses were $908,792 as compared to $478,312 for the three months ended March 31, 2010, an increase of $430,480 or 90%. This increase was attributable to an increase in selling expenses, freight costs and commission fees, which were in line with the increase in revenues. In addition, we incurred increased promotion fees to expand market share of products in the first quarter of 2011. The increase in general and administrative expenses was primarily attributable to increases in employee salaries and consulting costs in the first quarter of 2011 as compared to the first quarter of 2010.

For three months ended March 31, 2011, bad debt expense amounted to $114,032 as compared to recover of $3,514 for three months ended March 31, 2010, an increase of $117,546 or 3345.08%, which was in line with the increase in the outstanding account receivable.

For three months ended March 31, 2010, research and development costs amounted to $109,851. The reason is primarily due to the Company engaging an unrelated party in August 2009 to develop a project focused on cork material carbonizing in order to acquire advanced technical procedures for future manufacturing.

Other Income (expense)
For the three months ended March 31, 2011, other income, net, amounted to $33,025 as compared to other expense net of $11,619 for the three months ended March 31, 2010, an increase of $44,644 or 384.23%. Other income for the three months ended March 31, 2011 and 2010 was related to the income received from the leasing of our Yu Ler Yuan Resort.

For the three months ended March 31, 2011, net interest expense was $32,117 as compared to net interest expenses of $44,225 for three months ended March 31, 2010, a decrease of $12,108, or 27.38%. In June 2008, the Company issued convertible notes and common stock purchase warrants resulting in aggregate gross proceeds of $700,000. The notes matured one year from the date of issuance and bore interest at an annual rate of 18%, payable at maturity in USD. Since the notes were not paid at maturity, the annual interest rate increased to 24%. On July 6, 2010, the Company and those investors entered in to an amendment agreement. Pursuant to the amendment agreement, the maturity date was extended to October 31, 2010 and the interest rate under the note remained at 18% per annum from the issuance date through the maturity date.  On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was extended again to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  Upon the closing of the concurrent Offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes); and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock included in the Units.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. Since the Company did not incur any financing as of February 28, 2011, the Company calculated the interest expense at 24% for the three months ended March 31, 2011. Moreover the Company has more cash flow during this current. As a result the Company acquired more interest income from bank for the three months ended March 31, 2011. Therefore, after offset with the increased interest income, the net interest expenses decreased for the first quarter of 2011 as compared to the net interest expenses in three months ended March 31, 2010

Income Tax

Net income taxes expense increased by$365,460 to $402,827 for the three months ended March 31, 2011 as compared to $37,367 for the three months ended March 31, 2010. This increase was primarily due to an increase in net income before income taxes in the first quarter of 2011 as compared to the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash and equivalents plus accounts receivable plus inventory less accounts payable and accrued expenses) decreased by $3,226,946 from $17,896,350 as of December 31, 2010 to $14,669,404 as of March 31, 2011. The decrease was primarily due to a decrease in inventories and cash and equivalent in the amount of $2,830,523 and $2,672,269 during the current period, respectively.

Cash provided by operating activities was $1,807,584 for the three months ended March 31, 2011 as compared to $1,450,475 for the three months ended March 31, 2010. The increase in cash provided by operating activities for the three months ended March 31, 2011 was a result of an increase of net income.

Net cash used in investing activities amounted to $4,520,813 for the three months ended March 31, 2011. The use of cash for the three months ended March 31, 2011 was primarily attributable to payment of a loan to Sichuan Hanxin to keep friendly corporation relationship. In addition, the Company paid significant funds to construct and install  new facilities in the first quarter of 2011. There was no such use of cash during the three months ended March 31, 2010.

Financing activities for the three months ended March 31, 2010 was $215,321 of net cash used.  The use of cash for the three months ended March 31, 2010 was primarily attributable to repayment of a loan from unrelated party. There was no such use of cash during the three months ended March 31, 2011

In June 2008, the Company consummated an offering of convertible promissory notes and common stock purchase warrants for aggregate gross proceeds of $700,000. The notes matured in June 2009 and bore interest at an annual rate of 18%, payable at maturity in USD. Upon the successful closing of an equity or convertible debt financing for a minimum of $2,000,000 (the "Financing"), the promissory notes will be convertible into shares of common stock at a 50% discount to the price per share of common stock sold in the Financing. Since the Financing was not achieved within the one year term of the promissory notes, each investor has the option to be paid the principal and interest due under the promissory note or convert the note into shares of common stock at a conversion price of $0.228 per share.

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

On October 31, 2010, a second amendment agreement was entered into between the Company and the note holders whereby the maturity date was further extended to February 28, 2011 and the interest rate under the notes remained at 18% per annum from the issuance date through the maturity date.  The Company has filed a registration statement with respect to a proposed public offering with the Securities and Exchange Commission (the “Registration Statement”), with respect to certain Units consisting of Common Stock and warrants. Upon the closing of the proposed offering, the Company shall:  (1) pay the investors cash by wire transfer in an amount equal to $350,000 (50% of the outstanding principal amount of the notes) and (2) the investors shall receive, upon conversion of the balance due under the note, such whole number of fully paid and non-assessable shares of the securities that is equal to the quotient of the sum of (i) $350,000 and (ii) all accrued a unpaid interest thereon, divided by fifty percent of the offering price per share of Common Stock offered in the Financing.  In the event that the closing shall not occur by February 28, 2011, the interest rate under the note shall increase to 24% per annum, accruing from the first anniversary of the issuance of the note. The interest payable has been accrued and recorded as of March 31, 2011. This amended agreement was expired as the financing did not close until February 28, 2011. The company is negotiating with note holders for extension but there is no assurance that any extension can be obtained by the company.

With approximately $21.3 million of net working capital (total current assets less total current liabilities), improvements in our collections of accounts receivable and positive cash flow from operations as of March 31, 2011. This increase was primarily because our accounts receivable balance increased from improvements in credit sales commencing from the second quarter of 2010, despite our extension of the payment terms by our major customers to one year as of March 31, 2011. For the first quarter of 2011, as a result of the extended payment terms to ours major customers, we generated total net sales revenues of $9,737,881, and the balance of net accounts receivable increased by $2,154,285 to 9,316,640 as of March 31, 2011 from  7,162,355 as of December 31, 2010, which accounts for 22% of the total net sales revenue. In the same period, we had collected $3,751,544 of the total accounts receivable. Simultaneously, in order to reduce the risk in collections, we hope to control payment terms of those major customers during the coming year. Based on the foregoing, we believe that it has sufficient resources to finance its operations for the coming year provided it keeps the current payment terms and maintains collection of accounts receivable.

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

No applicable.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that, as of March 31, 2011, we maintained effective internal control over financial reporting, although we did recognize a significant deficiency. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA CORK INC.

Dated: May 23, 2011		By:	/s/ Pengcheng Chen
Pengcheng Chen, Chief Executive Officer

	By:	/s/ Yi Tong
Yi Tong, Chief Financial Officer